Form 10QSB
period 2003-06-30
SURREY BANCORP
filed 2003-08-13
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number 0000-50313

SURREY BANCORP

(Exact name of small business issuer as specified in its charter)

North Carolina	59-3772016
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 North Renfro Street, Mount Airy NC 27030

(Address of principal executive offices)

(336) 719-2310

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the reqistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On June 30, 2003, there were 1,149,261 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

Consolidated Balance Sheets	Unaudited	Audited

	June 2003	December 2002
Assets
Cash and due from banks	$1,515,459	$1,409,407
Interest-bearing deposits with banks	4,282,676	10,096,703
Investment securities available for sale	3,552,734	4,166,680
Federal Home Loan Bank stock, at cost	310,000	280,000
Loans, net of allowance of loan losses of $2,072,075 in 2003 and $1,831,167 in 2002	89,905,523	81,378,106
Loans available for sale	10,613,166	4,473,913
Property and equipment, net	3,911,994	3,507,978
Accrued income	556,999	550,409
Goodwill, net of amortization	120,000	122,465
Other assets	1,058,972	558,871

	$115,827,523	$106,544,532

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$14,502,103	$13,071,285
Interest-bearing	80,422,339	73,827,588

Total deposits	94,924,442	86,898,873
Federal funds purchased and securities sold under agreements to repurchase	1,377,472	1,285,400
Short-term debt	1,400,000	1,500,000
Long-term debt	4,609,854	5,938,629
Accrued interest payable	139,938	136,990
Other liabilities	806,107	895,568

	103,257,813	96,655,460

Minority interest in subsidiary	—	724,686

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 189,356 shares issued in 2003	2,628,257	—
Common stock, no par value; 5,000,000 shares authorized; 1,149,261 shares issued in 2003 and 2002, respectively	7,701,213	3,833,504
Additional paid in capital	—	3,879,760
Retained earnings	2,224,154	1,432,493
Accumulated other comprehensive income	16,086	18,629

	12,569,710	9,164,386

	$115,827,523	$106,544,532

Consolidated Statements of Income Six months ended June 30, 2003 and 2002		Unaudited

	Six months ended June
	2003	2002
Interest income:
Loans and fees on loans	$3,437,305	$3,174,505
Federal funds sold	—	1,005
Investment securities, taxable	42,637	77,860
Investment securities, non taxable	1,362	—
Deposits with banks	19,683	17,548

	3,500,987	3,270,918

Interest expense:
Deposits	899,504	928,999
Federal funds purchased	2,198	914
Securities sold under agreements to repurchase	2,216	8,733
Short-term borrowings	9,488	28,623
Long-term borrowings	94,058	102,795

	1,007,464	1,070,064

Net interest income	2,493,523	2,200,854
Provision for loan losses	209,229	231,633

Net interest income after provision for loan losses	2,284,294	1,969,221

Noninterest income:
Service charges on deposit accounts	400,242	270,300
Other service charges and fees	107,886	48,832
Other operating income	625,824	297,605

	1,133,952	616,737

Noninterest expense:
Salaries and employee benefits	1,058,125	859,807
Occupancy expense	120,583	104,590
Equipment expense	189,125	133,890
Data processing	124,899	106,733
Other expense	635,203	481,117

	2,127,935	1,686,137

Net income before income taxes	1,290,311	899,821
Income tax expense	498,650	313,443
Minority interest in subsidiary earnings	—	(88,504)

Net income	$791,661	$497,874

Basic earnings per share	$0.69	$0.43

Diluted earnings per share	$0.63	$0.42

Basic weighted shares outstanding	1,149,261	1,149,882

Diluted weighted shares outstanding	1,264,575	1,185,115

Consolidated Statements of Income	Unaudited
Three months ended June 30, 2003 and 2002

	Three months ended June
	2003	2002
Interest income:
Loans and fees on loans	$1,757,672	$1,619,200
Federal funds sold	—	67
Investment securities, taxable	20,656	36,500
Investment securities, non taxable	679	—
Deposits with banks	6,330	9,037

	1,785,337	1,664,804

Interest expense:
Deposits	441,670	446,190
Federal funds purchased	2,053	584
Securities sold under agreements to repurchase	1,068	3,751
Short-term borrowings	4,657	14,052
Long-term borrowings	42,959	49,738

	492,407	514,315

Net interest income	1,292,930	1,150,489
Provision for loan losses	62,145	121,887

Net interest income after provision for loan losses	1,230,785	1,028,602

Noninterest income:
Service charges on deposit accounts	211,347	145,065
Other service charges and fees	58,327	26,053
Other operating income	398,970	175,222

	668,644	346,340

Noninterest expense:
Salaries and employee benefits	560,211	433,468
Occupancy expense	65,312	47,783
Equipment expense	106,923	53,511
Data processing	62,235	55,290
Other expense	352,559	261,632

	1,147,240	851,684

Net income before income taxes	752,189	523,258
Income tax expense	290,850	186,426
Minority interest in subsidiary earnings	—	(40,751)

Net income	$461,339	$296,081

Basic earnings per share	$0.40	$0.26

Diluted earnings per share	$0.36	$0.25

Basic weighted shares outstanding	1,149,261	1,149,882

Diluted weighted shares outstanding	1,290,380	1,185,115

Consolidated Statements of Cash Flows	Unaudited
Six months ended June 30, 2003 and 2002

	Six months ended June
	2003	2002
Cash flows from operating activities:
Net income	$791,661	$497,874
Adjustments to reconcile net income to net cash provided (used) by operations:
Minority interest in subsidiary earnings	—	88,504
Depreciation and amortization	159,775	161,901
Provision for loan losses	209,229	231,633
Accretion of discount on securities, net of amortization of premiums	11,796	(4,002)
Changes in assets and liabilities:
Accrued income	(20,053)	(66,644)
Loans held for sale	(6,139,253)	286,521
Other assets	(498,500)	(180,541)
Accrued interest payable	2,948	(2,000)
Other liabilities	(89,461)	286,100

Net cash provided (used) by operating activities	(5,571,858)	1,299,346

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks	5,814,027	(2,866,501)
Net decrease in federal funds sold	—	250,000
Purchase of investment securities	(2,497,374)	(4,112,614)
Sales and maturities of investment securities	3,095,380	4,815,533
Purchase of Federal Home Loan Bank stock	(30,000)	(67,700)
Net increase in loans	(9,447,869)	(5,453,133)
Purchases of property and equipment	(561,326)	(44,733)

Net cash provided (used) in investing activities	(3,627,162)	(7,479,148)

Cash flows from financing activities:
Net increase in deposits	8,025,569	5,086,779
Net decrease (increase) in securities sold under agreements to repurchase	92,072	(124,491)
Net decrease in short-term debt	(100,000)	(387,500)
Net (decrease) increase in long-term debt	(1,328,775)	1,496,514
Proceeds from sale of preferred stock	2,628,257	—
Proceeds from sale of common stock	—	17,296
Cash outlay for fractional shares	(12,051)	(3,942)

Net cash provided by financing activities	9,305,072	6,084,656

Net decrease in cash and cash equivalents	106,052	(95,146)
Cash and cash equivalents, beginning	1,409,407	1,349,208

Cash and cash equivalents, ending	$1,515,459	$1,254,062

Supplemental disclosure of cash flow information:
Interest paid	$1,004,516	$1,072,064

Taxes paid	$906,595	$320,643

Supplemental disclosure of Non-cash transactions:
Non-cash transactions related to acquisition of minority interest in subsidiary:
Cancellation of loan and interest receivable	$422,984	$—
Cancellation of loans receivable from recourse obligations	243,850	—
Addition to allowance for loan losses	57,852	—

Total transaction	$724,686	$—

Consolidated Statements of Changes in Stockholders’ Equity Six months ended June 30, 2003 and 2002								Unaudited

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2002	—	$—	956,033	$4,780,165	$2,915,103	$385,185	$18,847	$8,099,300
Comprehensive income
Net income						497,874		497,874
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $4,851							(7,710)	(7,710)

Total comprehensive income								490,164
Stock Dividend
Fractional shares purchased					(3,942)			(3,942)
Issuance of common stock
Options exercised			2,343	11,715	5,581			17,296
Change in par value of Common Stock to $4.00 per share				(958,376)	958,376

Balance, June 30, 2002	—	$—	958,376	$3,833,504	$3,875,118	$883,059	$11,137	$8,602,818

Balance January 1, 2003			958,376	$3,833,504	$3,879,760	$1,432,493	$18,629	$9,164,386
Comprehensive income
Net income						791,661		791,661
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $1,601							(2,543)	(2,543)

Total comprehensive income								789,118
6 for 5 Common stock exchange pursuant to Plan of Reorganization and Share Exchange			191,675	3,879,760	(3,879,760)
Fractional shares purchased			(790)	(12,051)				(12,051)
Issuance of convertible preferred stock	189,356	2,628,257						2,628,257

Balance, June 30, 2003	189,356	$2,628,257	1,149,261	$7,701,213	$0	$2,224,154	$16,086	$12,569,710

SURREY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bank & Trust as of June 30, 2003 and December 31, 2002, the results of operations for the three months and six months ended June 30, 2003 and 2002, and its cash flows for the three months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

ORGANIZATION

Surrey Bancorp (the “Company”) began operation on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. Shareholders of the bank received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common stock owned.

Surrey Bank & Trust (Bank) was organized and incorporated under the laws of the State of North Carolina on July 15 and commenced operations on July 22, 1996. The Bank currently serves Surry County, North Carolina and Patrick County, Virginia and surrounding areas through three banking offices. As a state chartered bank which is not a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

Surrey Investment Services, Inc. (subsidiary) was organized and incorporated under the laws of the State of North Carolina on February 10, 1998. The subsidiary provides insurance services through SB&T Insurance and investment advice and brokerage services through U-VEST.

On July 31, 2000, Surrey Bank & Trust formed Friendly Finance, LLC., a subsidiary operation specializing in the purchase of sales finance contracts from local automobile dealers. The Bank originally had a 60% majority interest in the company. On March 1, 2003 the Bank acquired the minority interest in Friendly Finance, LLC in exchange for the satisfaction of other commitments of the holder of the minority interest.

The accounting and reporting policies of the Company and subsidiaries follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Bank and the Subsidiaries. All significant, intercompany transactions and balances have been eliminated in consolidation.

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and due from banks includes cash and amounts due from depository institutions (including cash items in process of collection). Overnight interest bearing deposits, and federal funds sold are shown separately. Cash flows from demand deposits,

NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per FASB Statement No. 104. Federal Funds purchased are shown separately.

Investment Securities

Investments classified as available for sale are intended to be held for indefinite periods of time and include those securities that management may employ as part of asset/liability strategy or that may be sold in response to changes in interest rates, prepayments, regulatory capital requirements or similar factors. These securities are carried at fair value and are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2003 and December 31, 2002, the Bank had no investments classified as held to maturity.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or cost on originated loans and unamortized premiums or discounts on purchased loans.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank makes continuous credit reviews of the loan portfolio and considers economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance balance.

Activity in the allowance for loan losses for the six months ended June 30, 2003 and 2002 follows:

	June 30,
	2003	2002
Balance at beginning of year	$1,831,167	$1,251,496
Add provision charged to expense	209,229	231,633
Less net charge-offs	(26,173)	(43,870)
Allowance applicable to the acquisition of the minority interest	57,852	—

	$2,072,075	$1,439,259

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.

Stock-based Compensation

The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock Based Compensation, but complies with the disclosure requirements set forth in the Statement (as amended by SFAS No. 148), which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three and six months ended June 30, 2003 and 2002 were calculated by dividing net income by the number of shares outstanding at the end of the period.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2002, has been taken from the audited financial statements at that date.

NOTE 4. LETTERS OF CREDIT

At June 30, 2003, letters of credit totaling $951,600 were outstanding.

NOTE 5. CHANGES IN STOCKHOLDERS EQUITY

On May 1, 2003, Surrey Bancorp exchanged six shares of its no par value common stock for every five shares of $4.00 par value common stock of Surrey Bank & Trust. Fractional shares resulting from the transaction were paid in cash.

On June 12, 2003 the Company issued 189,356 shares of Series A, 4.5% Convertible Non-Cumulative Perpetual Preferred Stock at a liquidation value of $14.00 per share. The issue was a private placement. The shares are convertible into .8695 shares of common stock

On May 22, 2002, the stockholders of Surrey Bank & Trust approved an amendment to the Articles of Incorporation changing the par value of the company’s common stock from $5.00 per share to $4.00 per share. The effect of the change is reflected in the consolidated statements of changes in stockholders’ equity for the six months ended June 30, 2002.

NOTE 6. STOCK OPTION PLANS

The Company has adopted a qualified incentive stock option plan which reserves 114,350 shares for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant. On

February 15, 2001, the Company amended the Qualified Incentive Stock Option Plan to increase the shares available under the ISO plan.

The Company also adopted a non-qualified stock option plan which reserves 111,912 shares for purchase by non-employee directors. Options granted under this plan are exercisable after six months from the date of the grant at not less than the fair market value of the stock at the date of the grant. The life of such options shall not extend more than ten years from the date of the grant. On February 15, 2001, the Company amended the Non-qualified Stock Option Plan increasing the shares available under the plan.

Information related to pro forma net income for the periods presented is as follows:

	June 30
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$784,551	$490,764

Pro forma earnings per common share, based on SFAS No. 123	$0.68	$0.43

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$0.63	$0.41

NOTE 7. PURCHASE OF MINORITY INTEREST

On March 1, 2003, the Bank acquired the minority interest in Friendly Finance, LLC in a transaction accounted for as a purchase. Purchase consideration (equal to the Bank’s recorded minority interest in subsidiary) consisted of cancellation of notes and interest receivable from the minority interest amounting to $422,984 cancellation of identified recourse obligations of the minority interest to the Bank of $243,850 and release of the minority interest from any future recourse obligation contingencies to the Bank, valued at $57,852. The Bank has recorded the release of the future recourse obligation amount as an increase in the allowance for loan losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the six months ending June 30, 2003 and 2002. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

Surrey Bancorp (“Company”) is a North Carolina corporation, located in Mount Airy, North Carolina. The Company was incorporated on February 6, 2003 and began business on May 1, 2003.

Surrey Bank & Trust (“Bank”) is a North Carolina state Chartered Bank, located in Mount Airy, North Carolina. The Bank was chartered on July 15, 1996 and began operations one week later on July 22, 1996.

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Net income for the six months ended June 30, 2003, was $791,661 or $.64 per diluted share outstanding compared to a $497,874 or $.42 per diluted share outstanding for the same period in 2002. Earnings for the period ended June 30, 2003 are approximately 59.0% higher than for the same period in 2002. Loan growth, strong mortgage activity, improved margins and growth in noninterest income contributed to this increase.

On June 30, 2003, Surrey Bancorp’s assets totaled $115,827,523 compared to $106,544,532 on December 31, 2002. Net loans were $100,513,689 compared to $85,852,019 on December 31, 2002. This growth was primarily in the commercial and mortgage loan areas which increased 18.9% and 67.3% over December 2002 figures, respectively. The majority of the mortgage loan increase was in loans available for sale.

Total deposits on June 30, 2003, were $94,924,442 compared to $86,898,873 at the end of 2002. This increase is attributable to an increase in demand deposit accounts. Demand deposits increased 21.5% over 2002 totals. Certificates of deposit increased 4.4% over December 31, 2002 totals, while savings deposits decreased by 5.4%.

After adjustments for the purchase and retirement of fractional shares, pursuant to the share exchange and for unrealized gains on securities available for sale as required by FASB 115, stockholders’ equity increased by $777,067, exclusive of the preferred stock issued in the amount of $2,628,257, or 8.5%, resulting in a June 30 2003 common stock book value of $8.65 per share, up from $7.97 on December 31, 2002.

Financial Condition, Liquidity and Capital Resources

Investments

The Bank maintains a portfolio of securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Bank.

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2003 or December 31, 2002.

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Investments in available-for-sale securities of $3,552,734 consisted of U.S. Governmental Agency obligations with maturities ranging from one to nine months, GNMA adjustable rate mortgage securities, which adjust annually and municipal obligations that mature in eight months.

Loans

Net loans outstanding on June 30 2003, were $100,518,689 compared to $85,852,019 on December 31, 2002. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 43.9% of the Bank’s loans as of June 30, 2003 are fixed rate loans with 56.1% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2003, were $94,924,442, compared to $86,898,873 on December 31, 2002.

The June total comes from a base of approximately 8,358 accounts compared to 7,912 accounts at December 31, 2002; a 5.6% increase. Interest-bearing accounts represented 84.7% of the 2003 period-end deposits versus 85.0% at December 31, 2002.

Stockholders’ Equity

Surrey Bancorp maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Under the risk-based capital guidelines, the Bank’s ratios of core capital to risk-weighted assets were 8.86% on June 30, 2003 and 9.89% on December 31, 2002. Total capital equals 10.12% of risk-based assets on June 30 2003, and 11.15% on December 31, 2002. The Bank’s capital ratios thus well exceeded the minimums of 4% for core capital and 8% for total capital set by banking regulators.

The Bank also exceeds all capital requirements under the leverage guidelines with the Bank’s ratio of core capital to total average assets totaling 8.41% on June 30, 2003, and 8.97% on December 31, 2002.

The capital ratios for June 30, 2003 were affected by the purchase of the minority interest in Friendly Finance, LLC since minority interests in subsidiaries are allowed as Tier 1 capital.

Asset Quality

The notes to the financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for possible loan losses charge to operations was $209,229 in the first six months of 2003 compared to $231,633 for the same period in 2002. The reserve for loan losses on June 31, 2003 was $2,072,075 or 2.02% of period end loans. This percentage is derived from total loans. Approximately $16,523,566 of loans at June 30, 2003 are government guaranteed loans which the Bank’s exposure is only 20% to 25% of the outstanding balance. When the guaranteed portion of the loans are removed from the equation the loan loss reserve is approximately 2.30% of outstanding loans. The reserve was affected by the purchase of the minority interest on March 1, 2003. The excess equity of the minority interest, after reduction for notes and interest receivable, was allocated to the loan loss reserve and characterized as a recovery. This equity was relinquished by the former minority interest holder in return for the release of contractual recourse obligations. Approximately $241,000 of charge offs have been incurred through June 30, 2003 and offset against the booked recovery. Management expects to incur more charge offs resulting from the release of the recourse obligation.

The level of reserve is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions, and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s assets quality and lending policies. Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition. Management believes that its provision and reserve offer an adequate allowance for future loan losses and provide a sound reserve for the loan portfolio.

At June 30, 2003, the Bank had loans totaling approximately $452,870 in nonaccrual status.

Interest Sensitivity and Liquidity

One of the principal duties of the Bank’s Asset/Liability Management Committee is management of interest rate risk. The Bank utilitizes quarterly asset/liability reports prepared by a regional correspondent bank to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing.

Another function of the Asset/Liability Committee is maintaining adequate liquidity and planning for future liquidity needs. Having adequate liquidity means the ability to meet current needs, including deposit withdrawals and commitments, in an orderly manner without sacrificing earnings. The Bank funds its investing activities, including making loans and purchasing investments, by attracting deposits and utilizing short-term borrowings when necessary.

At June 30 2003, the liquidity position of the Company was adequate, with short-term liquid assets of $5,798,135. Loan growth was approximately double the growth in deposits in the first six months of 2003 resulting in a tighter liquidity position compared to December 31, 2002. The funding of mortgage loans available for sale significantly effects liquidity during the time from funding the customer until the loan is sold on the secondary market. To provide supplemental liquidity, the Bank has five lines of credit with correspondent banks totaling $7,000,000. At June 30, 2003 all of this credit was available. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $6,999,000 at June 30, 2003. At June 30, 2003 the outstanding balance due to the Federal Home Loan Bank was $4,900,000. In addition, Friendly Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $3,000,000. At June 30, 2003, $1,000,000 was outstanding.

ITEM 3.	CONTROLS & PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Changes in Securities

On May 1, 2003, in accordance with the Agreement and Plan of Reorganization and Share Exchange, the stockholders of Surrey Bank & Trust exchanged the common shares of the Bank for the common shares of Surrey Bancorp. The exchange ratio was six for five. The common shares received carry all the voting rights and privileges as the common shares surrenders. The shares surrendered carried a par value of $4.00 per shares whereas the shares received carried no par value.

On May 10, 2003, Surrey Bancorp commenced the sale of Series A 4.5% Convertible Non-Cumulative Perpetual Preferred Stock. The offering was a private placement of securities offered to accredited investors. A total of 189,356 shares were sold at $14.00 per share. The net proceeds derived from the offering amounted to $2,628,257. The preferred securities may be converted into .8695 shares of common stock at any time.

The Company intends to use a portion of the proceeds from the sale of the preferred stock as capital contributions into Surrey Bank & Trust. These contributions will be made to fund the Bank’s operations and continued expansion, and to maintain the Bank’s status as a “well capitalized” bank under the guidelines of its regulators. The remaining portion of the net proceeds will be used for general corporate purposes, including, but not limited to, the possible repurchase of shares of our common stock and acquisition of, or investment in, other financial institutions or permissible non-bank entities by either the Company or the Bank (although no agreements or understandings presently exist with respect to any such acquisitions). In the short term the proceeds will most likely be invested in short term investment securities.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On April 23, 2003, the annual meeting of the shareholders of Surrey Bank & Trust was held. In that meeting the shareholders approved the following:

•	The election of eight directors to serve a one year term until the Annual Meeting of Shareholders in 2004, or until their successors have been elected and qualified.

The nominees for election to the eight board seats were; Edward C. Ashby, III, William A. Johnson, Elizabeth Johnson Lovill, Robert H. Moody, F. Eugene Rees, Tom G. Webb, Buddy E. Williams and Hylton Wright. Each director was elected with over 99% of the votes cast voting for the nominees.

•	The formation of a bank holding company for the Bank to be accomplished through an exchange of Bank shares on a six for five basis for shares in a newly formed bank holding company whereby the Bank will become a wholly-owned subsidiary of the bank holding company and the shareholders of the Bank will become the shareholders of the bank holding company. This proposal was passed by the shareholders with 582,240 voting for the proposal; 2,658 voting against the proposal and 124,936 abstaining. A total of 958,376 shares were entitled to vote.

Shareholders of record at the close of business on March 1, 2003 were entitled to notice of the meeting, and to vote at the meeting and any adjournment thereof.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a.) Exhibits

31.1	Certification

31.2	Certification

32	Certification

(b.) Reports on 8-K

Incorporated by Reference to

8K-12g3 Filed June 10, 2003