Form 10QSB
period 2003-09-30
SURREY BANCORP
filed 2003-11-13
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On September 30, 2003, there were 1,159,261 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Consolidated Balance Sheets	Unaudited	Audited

	September 2003	December 2002

Assets

Cash and due from banks	$1,455,891	$1,409,407
Interest-bearing deposits with banks	7,860,871	10,096,703
Investment securities available for sale	3,993,591	4,166,680
Federal Home Loan Bank stock, at cost	340,000	280,000
Loans, net of allowance of loan losses of $2,006,012 in 2003 and $1,831,167 in 2002	96,961,431	81,378,106
Loans available for sale	15,675,405	4,473,913
Property and equipment, net	4,232,291	3,507,978
Accrued income	696,727	550,409
Goodwill, net of amortization	120,000	122,465
Other assets	1,388,040	558,871

	$132,724,247	$106,544,532

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$14,500,420	$13,071,285
Interest-bearing	90,783,672	73,827,588

Total deposits	105,284,092	86,898,873

Federal funds purchased and securities sold under agreements to repurchase	7,859,156	1,285,400
Short-term debt	1,400,000	1,500,000
Long-term debt	4,167,967	5,938,629
Accrued interest payable	147,542	136,990
Dividends payable	36,279	—
Other liabilities	987,238	895,568

	119,882,274	96,655,460

Minority interest in subsidiary	—	724,686

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 189,356 shares issued in 2003	2,628,257	—
Common stock, no par value; 5,000,000 shares authorized; 1,159,261 shares issued in 2003, and 1,149,261 in 2002.	7,759,113	3,833,504
Additional paid in capital	—	3,879,760
Retained earnings	2,444,391	1,432,493
Accumulated other comprehensive income	10,212	18,629

	12,841,973	9,164,386

	$132,724,247	$106,544,532

See Notes to Consolidated Financial Statements

Consolidated Statements of Income		Unaudited
Nine months ended September 30, 2003 and 2002

	Nine months ended September
	2003	2002
Interest income:
Loans and fees on loans	$5,319,080	$4,827,578
Federal funds sold	—	1,005
Investment securities, taxable	63,141	93,001
Investment securities, non taxable	2,041	2,933
Deposits with banks	23,580	32,722

	5,407,842	4,957,239

Interest expense:
Deposits	1,326,670	1,364,863
Federal funds purchased	10,717	1,187
Securities sold under agreements to repurchase	2,983	12,878
Short-term borrowings	13,502	39,966
Long-term borrowings	129,131	160,426

	1,483,003	1,579,320

Net interest income	3,924,839	3,377,919

Provision for loan losses	181,262	303,236

Net interest income after provision for loan losses	3,743,577	3,074,683

Noninterest income:
Service charges on deposit accounts	604,877	434,370
Other service charges and fees	203,251	87,588
Other operating income	856,970	513,981
Lower of cost or market adjustment on loans available for sale	(321,128)	—

	1,343,970	1,035,939

Noninterest expense:
Salaries and employee benefits	1,685,503	1,335,902
Occupancy expense	201,593	157,806
Equipment expense	300,912	235,857
Data processing	212,583	170,168
Other expense	978,579	703,912

	3,379,170	2,603,645

Net income before income taxes	1,708,377	1,506,977

Income tax expense	660,200	530,243
Minority interest in subsidiary earnings	—	(134,464)

Net income	1,048,177	842,270

Preferred stock dividend declared	(36,279)	—

Net income available for common stockholders	$1,011,898	$842,270

Basic earnings per share	$0.88	$0.73

Diluted earnings per share	$0.80	$0.71

Basic weighted shares outstanding	1,152,932	1,149,882

Diluted weighted shares outstanding	1,310,656	1,185,115

See Notes to Consolidated Financial Statements

Consolidated Statements of Income		Unaudited
Three months ended September 30, 2003 and 2002

	Three months ended September
	2003	2002
Interest income:
Loans and fees on loans	$1,881,775	$1,653,073
Federal funds sold	—	—
Investment securities, taxable	20,504	15,141
Investment securities, non taxable	679	2,933
Deposits with banks	3,897	15,174

	1,906,855	1,686,321

Interest expense:
Deposits	427,166	435,864
Federal funds purchased	8,519	273
Securities sold under agreements to repurchase	767	4,145
Short-term borrowings	4,014	11,343
Long-term borrowings	35,073	57,631

	475,539	509,256

Net interest income	1,431,316	1,177,065

Provision for loan losses	(27,967)	71,603

Net interest income after provision for loan losses	1,459,283	1,105,462

Noninterest income:
Service charges on deposit accounts	204,635	164,070
Other service charges and fees	95,365	38,756
Other operating income	231,146	216,376
Lower of cost or market adjustment on loans available for sale	(321,128)	—

	210,018	419,202

Noninterest expense:
Salaries and employee benefits	627,378	476,095
Occupancy expense	81,010	53,216
Equipment expense	111,787	101,967
Data processing	87,684	63,435
Other expense	343,376	222,795

	1,251,235	917,508

Net income before income taxes	418,066	607,156

Income tax expense	161,550	216,800
Minority interest in subsidiary earnings	—	(45,960)

Net income	256,516	344,396

Preferred stock dividend declared	(36,279)	—

Net income available for common stockholders	$220,237	$344,396

Basic earnings per share	$0.19	$0.30

Diluted earnings per share	$0.18	$0.28

Basic weighted shares outstanding	1,153,826	1,149,882

Diluted weighted shares outstanding	1,423,385	1,227,858

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows		Unaudited
Nine months ended September 30, 2003 and 2002

	Nine months ended September
	2003	2002
Cash flows from operating activities:
Net income	$1,048,177	$842,270
Adjustments to reconcile net income to net cash provided (used) by operations:
Minority interest in subsidiary earnings	—	134,464
Depreciation and amortization	249,702	244,202
Provision for loan losses	181,262	303,236
Accretion of discount on securities, net of amortization of premiums	17,241	(7,088)
Changes in assets and liabilities:
Accrued income	(159,781)	(59,826)
Loans held for sale	(11,201,492)	(1,761,638)
Other assets	(823,871)	(604,227)
Accrued interest payable	10,552	(84,377)
Other liabilities	91,670	445,492

Net cash provided (used) by operating activities	(10,586,540)	(547,492)

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks	2,235,832	(3,186,965)
Net decrease in federal funds sold	—	250,000
Purchase of investment securities	(4,456,247)	(6,367,294)
Sales and maturities of investment securities	4,598,380	7,370,160
Purchase of Federal Home Loan Bank stock	(60,000)	(67,700)
Net increase in loans	(16,475,810)	(6,613,499)
Purchases of property and equipment	(971,550)	(1,012,159)

Net cash used in investing activities	(15,129,395)	(9,627,457)

Cash flows from financing activities:
Net increase in deposits	18,385,219	7,976,799
Net decrease (increase) in fed funds puchased and securities sold under agreements to repurchase	6,573,756	(566,738)
Net decrease in short-term debt	(100,000)	(387,500)
Net (decrease) increase in long-term debt	(1,770,662)	2,869,771
Proceeds from sale of preferred stock	2,628,257	—
Proceeds from sale of common stock	57,900	17,296
Cash outlay for fractional shares	(12,051)	(3,942)
Fractional shares reissued	—	4,642

Net cash provided by financing activities	25,762,419	9,910,328

Net increase (decrease) in cash and cash equivalents	46,484	(264,621)

Cash and cash equivalents, beginning	1,409,407	1,349,208

Cash and cash equivalents, ending	$1,455,891	$1,084,587

Supplemental disclosure of cash flow information:
Interest paid	$1,472,451	$1,663,697

Taxes paid	$1,170,865	$414,153

Supplemental disclosure of Non-cash transactions:

Non-cash transactions related to acquisition of minority interest in subsidiary:
Cancellation of loan and interest receivable	$422,984	$—
Cancellation of loans receivable from recourse obligations	243,850	—
Addition to allowance for loan losses	57,852	—

Total transaction	$724,686	$—

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity	Unaudited
Nine months ended September 30, 2003 and 2002

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2002	—	$—	956,033	$4,780,165	$2,915,103	$385,185	$18,847	$8,099,300

Comprehensive income
Net income						842,270		842,270
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $4,851							(5,684)	(5,684)

Total comprehensive income								836,586

Stock Dividend
Fractional shares purchased			(426)	(1,704)	(2,238)			(3,942)
Common stock reissued			426	1,704	2,938			4,642

Issuance of common stock
Options exercised			2,343	11,715	5,581			17,296

Change in par value of Common Stock to $4.00 per share				(958,376)	958,376

Balance, September 30, 2002	—	$—	958,376	$3,833,504	$3,879,760	$1,227,455	$13,163	$8,953,882

Balance January 1, 2003			958,376	$3,833,504	$3,879,760	$1,432,493	$18,629	$9,164,386

Comprehensive income
Net income						1,048,177		1,048,177
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $1,601							(8,417)	(8,417)

Total comprehensive income								1,039,760

6 for 5 Common stock exchange pursuant to Plan of Reorganization and Share Exchange			191,675	3,879,760	(3,879,760)

Common stock issued and retired
Common stock options exercised			10,000	57,900				57,900
Fractional shares purchased			(790)	(12,051)				(12,051)

Issuance of convertible preferred stock	189,356	2,628,257						2,628,257
Dividends declared on convertible preferred stock						(36,279)		(36,279)

Balance, September 30, 2003	189,356	$2,628,257	1,159,261	$7,759,113	$0	$2,444,391	$10,212	$12,841,973

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of the management, the financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of September 30, 2003 and December 31, 2002, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2003 and December 31, 2002, the Bank had no investments classified as held to maturity.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 follows:

	September 30,
	2003	2002
Balance at beginning of year	$1,831,167	$1,251,496
Add provision charged to expense	181,262	231,633
Less net charge-offs	(64,269)	(43,870)
Allowance applicable to the acquisition of the minority interest	57,852	—

	$2,006,012	$1,439,259

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three and nine months ended September 30, 2003 and 2002 were calculated by dividing net income available to common stockholders by the weighted number of shares outstanding during the period.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2002, has been taken from the audited financial statements at that date.

NOTE 4. LETTERS OF CREDIT

At September 30, 2003, letters of credit totaling $1,345,600 were outstanding.

NOTE 5. CHANGES IN STOCKHOLDERS EQUITY

On May 1, 2003, Surrey Bancorp exchanged six shares of its no par value common stock for every five shares of $4.00 par value common stock of Surrey Bank & Trust. Fractional shares resulting from the transaction were paid in cash.

On June 12, 2003 the Company issued 189,356 shares of Series A, 4.5% Convertible Non-Cumulative Perpetual Preferred Stock at a liquidation value of $14.00 per share. The issue was a private placement of which the net proceeds amounted to $2,628,257. The shares are convertible into .8695 shares of common stock.

On May 22, 2002, the stockholders of Surrey Bank & Trust approved an amendment to the Articles of Incorporation changing the par value of the company’s common stock from $5.00 per share to $4.00 per share. The effect of the change is reflected in the consolidated statements of changes in stockholders’ equity for the nine months ended September 30, 2002.

NOTE 6. STOCK OPTION PLANS

The Company has adopted a qualified incentive stock option plan which reserves, as amended, 114,350 shares for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant.

The Company also adopted a non-qualified stock option plan which reserves, as amended, 101,912 shares for purchase by non-employee directors. Options granted under this plan are exercisable after six months from the date of the grant at not less than the fair market value of the stock at the date of the grant. The life of such options shall not extend more than ten years from the date of the grant.

Information related to pro forma net income for the periods presented is as follows:

	September 30,
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$1,037,512	$831,605

Pro forma earnings per common share, based on SFAS No. 123	$0.87	$0.72

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$0.79	$0.70

NOTE 7. PURCHASE OF MINORITY INTEREST

On March 1, 2003, the Bank acquired the minority interest in Friendly Finance, LLC in a transaction accounted for as a purchase. Purchase consideration (equal to the Bank’s recorded minority interest in subsidiary) consisted of cancellation of notes and interest receivable from the minority interest amounting to $422,984, cancellation of identified recourse obligations of the minority interest to the Bank of $243,850 and release of the minority interest from any future recourse obligation contingencies to the Bank, valued at $57,852. The Bank has recorded the release of the future recourse obligation amount as an increase in the allowance for loan losses.

NOTE 8. LOANS AVAILABLE FOR SALE

During the third quarter it was discovered that a number of loans held for sale did not have interest rate guarantees and additional loans did not meet certain documentation requirements in accordance with Company policies. These deficiencies subject the Company to interest rate risk until the loans can be sold and cause the loans to be less marketable. The Company recognized a loss during the period of $321,128 related to the estimated market value of these loans. Steps have been taken subsequent to September 30, 2003 to address the cause of this problem and to minimize the future impact to the Company. A hedging transaction has been consummated to minimize interest rate risk exposure and operational changes have been made to prevent impairment to additional loans. Management is currently exploring various options concerning the ultimate disposition of the affected loans. While not anticipated, additional losses could occur in the portfolio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the nine months ending September 30, 2003 and 2002. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Net income for the nine months ended September 30, 2003, was $1,048,177 or $.80 per diluted share outstanding compared to an $842,270 or $.71 per diluted share outstanding for the same period in 2002. Earnings for the period ended September 30, 2003 are approximately 24.4% higher than for the same period in 2002. Loan growth, strong mortgage activity, improved margins and growth in noninterest income contributed to this increase.

On September 30, 2003, Surrey Bancorp’s assets totaled $132,724,247 compared to $106,544,532 on December 31, 2002. Net loans were $112,636,836 compared to $85,852,019 on December 31, 2002. This growth was primarily in the commercial and mortgage loan areas which increased 25.8% and 150.0% over December 2002 figures, respectively. The majority of the mortgage loan increase was in loans available for sale which increased 250.4% over the December 31, 2002 year end totals. This number is expected to drop dramatically as the loans are sold in the secondary market and mortgage activity begins to ease.

Total deposits on September 30, 2003, were $105,284,092 compared to $86,898,873 at the end of 2002. This increase is attributable to an increase in demand deposit accounts. Demand deposits increased 52.4% over 2002 totals. Certificates of deposit increased 17.5% over December 31, 2002 totals, while savings deposits growth remained flat.

Common stockholders’ equity increased by $1,049,330 or 11.5% during the nine months ended September 30, 2003 resulting in a common stock book value of $8.81 per share, up from $7.97 on December 31, 2002.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2003 or December 31, 2002.

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

Investments in available-for-sale securities of $3,993,591 consisted of U.S. Governmental Agency obligations with maturities ranging from one to six months, GNMA adjustable rate mortgage securities, which adjust annually and municipal obligations that mature in five months.

Loans

Net loans outstanding on September 30 2003, were $112,636,836 compared to $85,852,019 on December 31, 2002. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 48.2% of the Bank’s loans as of September 30, 2003 are fixed rate loans with 51.8% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2003, were $105,284,092, compared to $86,898,873 on December 31, 2002.

The September total comes from a base of approximately 8,583 accounts compared to 7,912 accounts at December 31, 2002; an 8.5% increase. Interest-bearing accounts represented 86.2% of the 2003 period-end deposits versus 85.0% at December 31, 2002.

Stockholders’ Equity

Surrey Bancorp maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Under the risk-based capital guidelines, the Bank’s ratios of core capital to risk-weighted assets were 9.10% on September 30, 2003 and 9.89% on December 31, 2002. Total capital equals 10.35% of risk-based assets on September 30 2003, and 11.15% on December 31, 2002. The Bank’s capital ratios thus well exceeded the minimums of 4% for core capital and 8% for total capital set by banking regulators.

The Bank also exceeds all capital requirements under the leverage guidelines with the Bank’s ratio of core capital to total average assets totaling 8.66% on September 30, 2003, and 8.97% on December 31, 2002.

The capital ratios for September 30, 2003 were affected by the purchase of the minority interest in Friendly Finance, LLC, since minority interests in subsidiaries are allowed as Tier 1 capital, and the contribution of $1,000,000 of capital from Surrey Bancorp.

Asset Quality

The notes to the financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for possible loan losses charge to operations was $181,262 in the first nine months of 2003 compared to $303,236 for the same period in 2002. The reserve for loan losses on September 30, 2003 was $2,006,012 or 1.75% of period end loans. This percentage is derived from total loans. Approximately $17,383,944 of loans at September 30, 2003 are government guaranteed loans which the Bank’s exposure ranges from 10% to 50% of the outstanding balance. When the guaranteed portion of the loans are removed from the equation the loan loss reserve is approximately 1.97% of outstanding loans.

The reserve was affected by the purchase of the minority interest in Friendly Finance, LLC on March 1, 2003. The excess equity of the minority interest, after reduction for notes and interest receivable, was allocated to the loan loss reserve and characterized as a recovery. This equity was relinquished by the former minority interest holder in return for the release of contractual recourse obligations. Approximately $256,000 of charge offs have been incurred through September 30, 2003 and offset against the booked recovery. Management expects to incur more charge offs resulting from the release of the recourse obligation. Additionally, loan balances in Friendly Finance have reduced by $1,711,315 since December 31, 2002 due to a slow down in the used car market and more strict underwriting standards. Accordingly, the reserve attributable to this reduction in loans has been recaptured by Friendly Finance, LLC. Through September 30, 2003 reserves in Friendly Finance, LLC have been reduced by $174,200.

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

At September 30, 2003, the Bank had loans totaling approximately $447,811 in nonaccrual status.

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

At September 30 2003, the liquidity position of the Company was adequate, with short-term liquid assets of $9,316,762. Loan growth was approximately $8,000,000 greater than the growth in deposits in the first nine months of 2003 resulting in a tighter liquidity position compared to December 31, 2002. The funding of mortgage loans available for sale significantly effects liquidity during the time from funding the customer until the loan is sold on the secondary market. To provide supplemental liquidity, the Bank has five lines of credit with correspondent banks totaling $11,000,000. At September 30, 2003 $6,000,000 had been borrowed against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $6,908,000 at September 30, 2003. At September 30, 2003 the outstanding balance due to the Federal Home Loan Bank was $4,900,000. In addition, Friendly Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $1,200,000. At September 30, 2003, $560,000 was outstanding.

ITEM 3. CONTROLS & PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, except as discussed in Item 5 of Part II of this report and Footnote 8 of Part I. There have not been any changes in the company’s internal control over financial reporting that occurred during the company’s last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Changes in Securities

On May 1, 2003, in accordance with the Agreement and Plan of Reorganization and Share Exchange, the stockholders of Surrey Bank & Trust exchanged the common shares of the Bank for the common shares of Surrey Bancorp. The exchange ratio was six for five. The common shares received carry all the voting rights and privileges as the common shares surrendered. The shares surrendered carried a par value of $4.00 per share whereas the shares received carried no par value.

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

The Company used a portion of the proceeds from the sale of the preferred stock as capital contributions into Surrey Bank & Trust. These contributions were made to fund the Bank’s operations and continued expansion, and to maintain the Bank’s status as a “well capitalized” bank under the guidelines of its regulators. The remaining portion of the net proceeds will be used for general corporate purposes, including, but not limited to, the possible repurchase of shares of our common stock and acquisition of, or investment in, other financial institutions or permissible non-bank entities by either the Company or the Bank (although no agreements or understandings presently exist with respect to any such acquisitions). In the short term the proceeds will most likely be invested in short term investment securities.

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

•	The formation of a bank holding company for the Bank to be accomplished through an exchange of Bank shares on a six for five basis for shares in a newly formed bank holding company whereby the Bank will become a wholly-owned subsidiary of the bank holding company and the shareholders of the Bank will become the shareholders of the bank holding company. This proposal was passed by the shareholders with 582,240 voting for the proposal;2,658 voting against the proposal and 124,936 abstaining. A total of 958,376 shares were entitled to vote.

Shareholders of record at the close of business on March 1, 2003 were entitled to notice of the meeting, and to vote at the meeting and any adjournment thereof.

Item 5.	Other Information

During the period internal control deficiencies were discovered in the mortgage lending department. For further discussion see Note 8 of the Consolidated Financial Statements

Item 6.	Exhibits and Reports on Form 8-K

(a.)	Exhibits

31.1 Certification

31.2 Certification

32.   Certification

(b.)	Reports on 8-K

Incorporated by Reference to

8K-12g3 Filed June 10, 2003