Form 10KSB
period 2003-12-31
SURREY BANCORP
filed 2004-03-24
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 0000-50313

SURREY BANCORP

(Name of Small Business Issuer in its Charter)

NORTH CAROLINA	59-3772016
(State or Other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 North Renfro Street (P.O. Box 1227);

Mount Airy, NC 27030

(Address of Principal Executive Office)

(336) 783-3900

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer’s revenues for its most recent fiscal year were $9,472,088.

The aggregate market value of the voting stock as of March 19, 2004 held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within the last 60 days was $14,819,055.

1,182,151 shares of the Issuer’s common stock were issued and outstanding as of March 19, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2003, is incorporated by reference into Form 10-KSB Part II, Items 6 and 7, and Part III, Item 13. The issuer’s Proxy Statement dated March 28, 2004, is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Surrey Bancorp (the “Company”) began operations on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. Shareholders of the Surrey Bank & Trust received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common shares owned. The Company is subject to regulation by the Federal Reserve.

Surrey Bank & Trust (the “Bank”) was incorporated on July 15, 1996 as a North Carolina banking corporation and opened for business on July 22, 1996. As such, the Bank operates under the laws of the State of North Carolina. As a state chartered, nonmember bank, the Bank is subject to regulation by the Commissioner, North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation (FDIC).

The principal business of the Company is to provide comprehensive individual and corporate banking services through its main and branch offices in Mount Airy, North Carolina and branch offices in Stuart, Virginia and Pilot Mountain, North Carolina. . These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services.

Competitive Conditions

The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered. The Company encounters strong competition from other commercial banks, including the largest North Carolina banks, operating in Mount Airy, North Carolina, and the surrounding area. In the conduct of certain aspects of its business, the Bank also competes with credit unions, insurance companies, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Company. Many of these competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as investment banking, trust, interstate and international banking services, that the Company will not provide.

Material Customers

Deposits are derived from a broad base of customers in the Company’s trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Company.

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $1,900,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: highway construction, trucking, auto dealers, real estate leasing and development, medical offices, furniture manufacturing, contractors, and bridge construction. Total loans and loan commitments to these industry groups at December 31, 2003 and 2002 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2003	2002

Highway and Street Construction	$4,567,000	$2,670,000
Trucking	4,258,000	3,221,000
Automobile Dealers	4,122,000	3,376,000
Dwelling Operators, excluding apartments	3,745,000	2,420,000

Medical and Related Offices	3,716,000	3,221,000
Non-residential building operators	2,463,000	2,067,000
Water, sewer, power line construction	2,298,000	1,451,000
General contractors, Single family housing	2,082,095	443,000
Real property lessors	2,080,000	1,620,000
Furniture Manufacturing	1,984,000	1,968,000
Truck Stop and Convenience Stores	1,872,000	1,990,000
Medical equipment wholesalers	1,767,000	1,261,000
Bridge Construction	1,736,000	1,354,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2003.

Supervision and Regulation

Banking is a complex, highly regulated industry. The primary goals of banking regulations are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and North Carolina General Assembly have created largely autonomous regulatory agencies and enacted numerous laws that govern banks, their holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

As a North Carolina bank, Surrey Bank & Trust is subject to regulation, supervision and regular examination by the North Carolina Banking Commission (the “Commission”) through the North Carolina Commissioner of Banks (the “Commissioner”) and its applicable federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). The North Carolina Banking Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations.

Federal Regulation

As a Bank Holding Company, Surrey Bancorp is subject to regulation, supervision and regular examinations by the Federal Reserve.

As a North Carolina bank, Surrey Bank & Trust is subject to regulation, supervision and regular examination by the FDIC. The FDIC is required to conduct regular on-site examinations of the operations of the Bank and enforces federal laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, and types and amounts of loans and investments made by commercial banks. Among other things, the FDIC must approve the establishment of branch offices, conversions, mergers, assumption of deposit liabilities between insured banks and uninsured banks or institutions, and the acquisition or establishment of certain subsidiary corporations. The FDIC can also prevent capital or surplus diminution in transactions where the deposit accounts of the resulting, continuing or assumed bank are insured by the FDIC.

Transactions with Affiliates. A bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between a bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as “covered transactions” between a bank and its affiliates may not exceed 10% of the bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The Bank also is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Bank is deemed to be an affiliate of the Bank.

Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the Bank’s board of directors in advance, and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.

Regulation of Lending Activities. Loans made by the Bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the Bank are provided if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

Branch Banking. All banks located in North Carolina are authorized to branch statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business. Federal law provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Applicable North Carolina statutes permit regulatory authorities to approve de novo branching in North Carolina by institutions located in states that would permit North Carolina institutions to branch on a de novo basis into those states. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $41.8 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2002, the Bank met its reserve requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its most recent CRA examination.

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve, a federal banking regulatory agency that regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Dividends. Under federal banking law, no cash dividend may be paid if a bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default of any deposit insurance assessment due to the FDIC.

Deposit Insurance Assessments. The Bank is required to pay deposit insurance assessments set by the FDIC. Under the current assessment rate schedule, the Bank’s assessment will range from no assessment to 0.27% of the Bank’s average deposits base, with the exact assessment determined by the Bank’s capital and the FDIC’s supervisory opinion of its operations. Only the strongest banks are not required to pay an assessment. The insurance assessment rate may change periodically. Changes in the assessment rate may have a material effect on the Bank’s operating results. The FDIC has the authority to terminate deposit insurance.

Changes in Management. Any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator (currently the FDIC), or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During this 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of such director or employment of such officer. The Bank is not subject to any such requirements.

Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.

Capital Adequacy. The Bank is subject to capital requirements and limits on activities established by the FDIC. Under the capital regulations, the Bank generally is required to maintain Tier 1 risk-based capital, as such term is defined therein, of 4.0% and total risk-based capital, as such term is defined therein, of 8.0%. In addition, the Bank is required to provide a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion 1% to 2% if the Bank has less than the highest regulatory rating. The Bank is not permitted to engage in any activity not permitted for a national bank unless (i) it is in compliance with its capital requirements and (ii) the FDIC determines that the activity would not pose a risk to the deposit insurance fund. With certain exceptions, the Bank also is not permitted to acquire equity investments of a type, or in an amount, not permitted for a national bank.

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines.

If a bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC and the FDIC may also take certain actions to correct the capital position of the bank. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.

If a state bank is classified as significantly undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the FDIC determines otherwise.

The capital classification of a bank affects the frequency of regulatory examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. The FDIC is required to conduct a full-scope, on-site examination of every bank on a periodic basis.

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Deposit Insurance. The Bank’s deposits are insured up to $100,000 per insured account by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank’s deposit insurance assessments may increase depending upon the risk category and subcategory to which the bank is assigned. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well capitalized,” “adequately capitalized” and “less than adequately capitalized” (that would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the Bank Insurance Fund. Any increase in insurance assessments could have an adverse effect on the bank’s earnings.

State Regulation

As a North Carolina-chartered bank, Surrey is also subject to extensive supervision and regulation by the Commissioner. The Commissioner enforces state laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks. Among other things, the approval of the Commissioner is generally required before a North Carolina-chartered commercial bank may establish branch offices. North Carolina banking law requires that any merger, liquidation or sale of substantially all of the assets of the Bank must be approved by the Commissioner and the holders of two thirds of the Bank’s outstanding common stock.

Change of control. North Carolina banking laws provide that no person may directly or indirectly purchase or acquire voting stock of the Bank that would result in the change in control of the Bank unless the Commissioner has approved the acquisition. A person will be deemed to have acquired “control” of the Bank if that person directly or indirectly (i) owns, controls or has power to vote 10% or more of the voting stock of the Bank, or (ii) otherwise possesses the power to direct or cause the direction of the management and policy of the Bank.

Loans. In its lending activities, the Bank is subject to North Carolina usury laws which generally limit or restrict the rates of interest, fees and charges and other terms and conditions in connection with various types of loans. North Carolina banking law also limits the amount that may be loaned to any one borrower.

Dividends. The ability of the Bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital.

Holding companies. North Carolina banking law requires that bank holding companies register with the Commissioner. The Commissioner must also approve any acquisition of control of a state-chartered bank by a bank holding company.

Future Legislation and Regulations

Surrey cannot predict what new legislation might be enacted or what regulations might be adopted or amended, or if enacted, adopted or amended, their effect on its operations. Any change in applicable law or regulation, state or federal, may have a material adverse effect on its business.

Environmental Laws

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Bank’s capital expenditures, earnings or competitive position.

Employees

The Company has no employees. All employees are compensated by the Company’s subsidiary, the Bank. The Bank had eight (8) officers, forty-four (44) full-time employees, and fourteen (14) part-time employees as of December 31, 2003.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s permanent headquarters is a two-story brick building, with approximately 8,500 square feet of space located at 145 North Renfro Street, Mount Airy, North Carolina, which is also the headquarters of the Bank. The building has drive-up facilities. In July 2003, the Bank moved its finance, operations, mortgage lending and insurance departments to a renovated 7,500 square foot facility located at 199 North Renfro Street in Mount Airy, North Carolina. .

The Bank has two branch locations in Mount Airy, North Carolina. The 1280 West Pine Street branch is a two-story brick building with approximately 4,500 square feet of floor space. The branch also has drive up facilities and is leased under a five-year agreement, which extends through March of 2005. In June of 2003, the 2050 Rockford Street branch was opened. It is a one-story brick building with approximately 2,400 square feet of floor space with drive up facilities.

The Bank opened a branch office in Stuart, Virginia in December of 2000. The building is a modular unit with approximately 1,600 square feet of floor space located at 303 South Main Street in Stuart, Virginia. The branch also has drive up facilities. The land on which the modular branch resides is leased under a renewable one-year agreement that commenced in December of 2000.

In December of 2003, the Bank opened a temporary branch office in Pilot Mountain, North Carolina. The 1,600 square foot facility is leased under an agreement that expires in November 2004 at which time it is renewal on a monthly basis. The location has drive up facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company.

ITEM 4.	SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board”. The following table shows the high and low prices for each quarter of the fiscal years:

	2003 – Price Per Share		2002 – Price Per Share
	High	Low	High	Low
First Quarter	$12.50	$11.25	$8.54	$6.83
Second Quarter	$12.71	$12.50	$7.54	$6.83
Third Quarter	$15.98	$12.71	$11.67	$7.50
Fourth Quarter	$15.98	$14.00	$12.50	$10.04

The last sales price of the common stock on March 19, 2004 was $15.00. The approximate number of holders of the Company’s 1,170,189 shares of Common Stock as of December 31, 2003 is 1,650. There are 189,356 shares of the Company’s Preferred Stock issued as of December 31, 2003. The preferred stock is non cumulative and convertible into .8695 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003.

Each holder of Common Stock is entitled to dividends paid by the Company when and if declared by the Board of Directors from funds legally available therefore. The determination and declaration of dividends is within the discretion of the Board of Directors subject to legal conditions. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank (Surrey Bank & Trust). Our only source of income is dividends paid by the Bank. We must pay all of our operating expenses from funds we receive from the Bank. North Carolina banking requires that dividends from a bank be paid out of the Bank’s retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from us only to the extent that funds are available from the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Subject to these restrictions, our Board of Directors will consider the payment of dividends when it is deemed prudent to do so. The Board of Directors does not anticipate that the Company will declare any cash dividends for the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

and

ITEM 7.	FINANCIAL STATEMENTS

Omitted, per general instruction E. The information required by Items 6 and 7 of Part II is incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2003 attached as Exhibit 13 to this Form 10KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

Surrey Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

and

ITEM 10.	EXECUTIVE COMPENSATION

and

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2003 which is to be filed with the SEC by April 30, 2004.

The following table sets forth equity compensation plan information at December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	188,167	$6.27	17,167
Equity compensation plans not approved by security holders	NA	NA	NA
Total	188,167	$6.27	17.167

A description of the Company’s equity compensation plans is presented in Note 14 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2003 which is to be filed with the SEC by April 30, 2004.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

    The following documents are filed as part of the report:

2003 Annual Report
To Stockholders Pages*
1. Consolidated Financial Statements

Consolidated BalanceSheets December 31, 2003 and 2002	3

Consolidated Statements of Income Years ended December 31, 2003, 2002 and 2001	4

Consolidated Statements of Stockholders’ Equity Years ended December 31, 2003, 2002 and 2001	5

Consolidated Statements of Cash Flows Years ended December 31, 2003, 2002 and 2001	7

Notes to Consolidated Financial Statements	9 –31

Independent Auditors’ Report	32

* Incorporated by reference from the indicated pages of the 2003 Annual Report to Stockholders

2. Consolidated Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to this Annual Report on Form 10-KSB.

Reports on Form 8-K

None

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2003 which is to be filed with the SEC by April 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

3/24/04	/s/ Edward C. Ashby, III

Date	Edward C. Ashby, III President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Edward C. Ashby, III Edward C. Ashby, III	Director, President and Chief Executive Officer	03/24/04

/s/ Mark H. Towe Mark H. Towe	Sr. Vice President and Chief Financial Officer	03/24/04

/s/ William A. Johnson William A. Johnson	Director	03/24/04

/s/ Elizabeth Johnson Lovill Elizabeth Johnson Lovill	Director	03/24/04

/s/ Robert H. Moody Robert H. Moody	Director	03/24/04

/s/ Tom G. Webb Tom G. Webb	Director	03/24/04

/s/ Hylton Wright Hylton Wright	Director	03/24/04

/s/ Gene Rees Gene Rees	Director	03/24/04

/s/ Buddy Williams Buddy Williams	Director	03/24/04

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to’ Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i)to the Registrant’s Form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option	Plan Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

13.1

2003 Annual Report to Stockholders

(Such Report, except to the extent

incorporated herein by reference, is

being furnished for the information of

the SEC only and is not deemed to be

filed as part of the Report on Form 10-KSB).

21	Subsidiaries of the Registrant

23	Consent of Larrowe & Company PLC

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Accounting Officer

32	Section 1350 Certifications