Form 10QSB
period 2004-03-31
SURREY BANCORP
filed 2004-05-13
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(336) 783-3900

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

On April 30, 2004, there were 1,196,407 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Consolidated Balance Sheets

	Unaudited	Audited
	March 2004	December 2003
Assets
Cash and due from banks	$1,829,694	$1,956,473
Interest-bearing deposits with banks	9,898,921	4,068,017
Investment securities available for sale	3,812,065	5,425,973
Federal Home Loan Bank stock, at cost	407,500	445,000
Loans, net of allowance of loan losses of $2,122,068 in 2004 and $2,109,820 in 2003	123,027,827	117,362,619
Property and equipment, net	4,213,550	4,281,770
Accrued income	586,026	585,608
Goodwill, net of amortization	120,000	120,000
Other assets	815,462	831,545

	$144,711,045	$135,077,005

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$15,781,626	$16,159,584
Interest-bearing	105,039,930	95,118,292

Total deposits	120,821,556	111,277,876

Federal funds purchased and securities sold under agreements to repurchase	1,252,852	3,418,635
Short-term debt	1,400,000	1,400,000
Long-term debt	6,854,036	5,246,080
Dividends payable on preferred stock	29,652	30,070
Accrued interest payable	165,545	129,193
Other liabilities	574,920	501,685

	131,098,561	122,003,539

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 189,356 shares issued	2,620,325	2,620,325
Common stock, no par value; 5,000,000 shares authorized; 1,196,407 shares issued in 2004, and 1,170,189 in 2003.	7,974,565	7,822,387
Additional paid in capital	—	—
Retained earnings	3,010,162	2,627,529
Accumulated other comprehensive Income	7,432	3,225

	13,612,484	13,073,466

	$144,711,045	$135,077,005

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended March 31, 2004 and 2003

		Unaudited
	Three months ended March 31,
	2004	2003
Interest income:
Loans and fees on loans	$1,960,933	$1,679,633
Federal funds sold	—	—
Investment securities, taxable	22,604	21,981
Investment securities, non taxable	456	683
Deposits with banks	3,977	13,353

	1,987,970	1,715,650

Interest expense:
Deposits	459,723	457,834
Federal funds purchased	1,697	145
Securities sold under agreements to repurchase	762	1,148
Short-term borrowings	4,035	4,831
Long-term borrowings	50,401	51,099

	516,618	515,057

Net interest income	1,471,352	1,200,593

Provision for loan losses	85,159	147,084

Net interest income after provision for loan losses	1,386,193	1,053,509

Noninterest income:
Service charges on deposit accounts	216,345	188,895
Other service charges and fees	129,143	49,559
Other operating income	147,274	226,854

	492,762	465,308

Noninterest expense:
Salaries and employee benefits	636,879	497,914
Occupancy expense	80,164	55,271
Equipment expense	113,517	82,202
Data processing	91,435	62,664
Other expense	286,375	282,644

	1,208,370	980,695

Net income before income taxes	670,585	538,122

Income tax expense	258,300	207,800

Net income	412,285	330,322

Preferred stock dividend declared	(29,652)	—

Net income available for common stockholders	$382,633	$330,322

Basic earnings per share	$0.32	$0.28

Diluted earnings per share	$0.29	$0.27

Basic weighted shares outstanding	1,181,010	1,150,051

Diluted weighted shares outstanding	1,441,147	1,237,224

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2004 and 2003

		Unaudited
	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$412,285	$330,322
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	97,547	80,851
Provision for loan losses	85,159	147,084
Accretion of discount on securities, net of amortization of premiums	(2,866)	5,566
Changes in assets and liabilities:
Accrued income	(418)	26,995
Loans held for sale	—	(6,248,962)
Other assets	13,444	(54,307)
Accrued interest payable	36,352	28,802
Other liabilities	73,235	(288,317)

Net cash provided (used) by operating activities	714,738	(5,971,966)

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks	(5,830,904)	4,047,327
Purchase of investment securities	(1,497,376)	(499,208)
Sales and maturities of investment securities	3,120,996	1,548,740
Purchase (redemption) of Federal Home Loan Bank stock	37,500	(7,500)
Net increase in loans	(5,750,367)	(2,591,119)
Purchases of property and equipment	(29,327)	(45,766)

Net cash used in investing activities	(9,949,478)	2,452,474

Cash flows from financing activities:
Net increase in deposits	9,543,680	3,945,873
Net decrease (increase) in fed funds purchased and securities sold under agreements to repurchase	(2,165,783)	(451,307)
Net (decrease) increase in long-term debt	1,607,956	(441,887)
Dividends paid on preferred stock	(30,070)	—
Proceeds from sale of common stock	152,178	—

Net cash provided by financing activities	9,107,961	3,052,679

Net increase (decrease) in cash and cash equivalents	(126,779)	(466,813)

Cash and cash equivalents, beginning	1,956,473	1,409,407

Cash and cash equivalents, ending	$1,829,694	$942,594

Supplemental disclosure of cash flow information:
Interest paid	$480,266	$486,255

Taxes paid	$27,832	$403,045

Supplemental disclosure of Non-cash transactions:

Non-cash transactions related to acquisition of minority interest in subsidiary:
Cancellation of loan and interest receivable	$—	$422,984
Cancellation of loans receivable from recourse obligations	—	243,850
Addition to allowance for loan losses	—	57,852

Total transaction	$—	$724,686

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2004 and 2003

								Unaudited
	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2003	—	$—	958,376	$3,833,504	$3,879,760	$1,432,493	$18,629	$9,164,386

Comprehensive income
Net income						330,322		330,322
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $1,305							(2,071)	(2,071)

Total comprehensive income								328,251

Balance, March 31, 2003	—	$—	958,376	$3,833,504	$3,879,760	$1,762,815	$16,558	$9,492,637

Balance January 1, 2004	189356	2,620,325	1,170,189	$7,822,387	$0	$2,627,529	$3,225	$13,073,466

Comprehensive income
Net income						412,285		412,285
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $2,639							4,207	4,207

Total comprehensive income								416,492

Common stock issued
Common stock options exercised			26,218	152,178				152,178
Dividends declared on convertible preferred stock						(29,652)		(29,652)

Balance, March 31, 2004	189,356	$2,620,325	1,196,407	$7,974,565	$0	$3,010,162	$7,432	$13,612,484

SURREY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

ORGANIZATION

Surrey Bancorp (the “Company”) began operation on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. Shareholders of the bank received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common stock owned.

Surrey Bank & Trust (Bank) was organized and incorporated under the laws of the State of North Carolina on July 15 and commenced operations on July 22, 1996. The Bank currently serves Surry County, North Carolina and Patrick County, Virginia and surrounding areas through five banking offices. As a state chartered bank which is not a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2004 and December 31, 2003, the Bank had no investments classified as held to maturity.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. At March 31, 2004 and December 31, 2003, the Bank had no loans classified as available for sale.

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

Activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 follows:

	March 31,
	2004	2003
Balance at beginning of year	$2,109,820	$1,831,167
Add provision charged to expense	85,159	147,084
Less net charge-offs	(72,911)	(22,354)
Allowance applicable to the acquisition of the minority interest	—	58,000

	$2,122,068	$2,013,897

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

NOTE 2. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2004 and 2003 were calculated by dividing net income available to common stockholders by the weighted number of shares outstanding during the period.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2003, has been taken from the audited financial statements at that date.

NOTE 4. LETTERS OF CREDIT

At March 31, 2004, letters of credit totaling $1,034,195 were outstanding.

NOTE 5. CHANGES IN STOCKHOLDERS EQUITY

On May 1, 2003, Surrey Bancorp exchanged six shares of its no par value common stock for every five shares of $4.00 par value common stock of Surrey Bank & Trust. Fractional shares resulting from the transaction were paid in cash.

On June 12, 2003 the Company issued 189,356 shares of Series A, 4.5% Convertible Non-Cumulative Perpetual Preferred Stock at a liquidation value of $14.00 per share. The issue was a private placement of which the net proceeds amounted to $2,620,325. The shares are convertible into .8695 shares of common stock.

NOTE 6. STOCK OPTION PLANS

The Company has adopted a qualified incentive stock option plan which reserves, as amended, 77,204 shares for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant.

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

Information related to pro forma net income for the periods presented is as follows:

	March 31,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$407,772	$326,767

Pro forma earnings per common share, based on SFAS No. 123	$0.32	$0.28

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$0.28	$0.27

NOTE 7. PURCHASE OF MINORITY INTEREST

On March 1, 2003, the Bank acquired the minority interest in Friendly Finance, LLC in a transaction accounted for as a purchase. Purchase consideration (equal to the Bank’s recorded minority interest in subsidiary) consisted of cancellation of notes and interest receivable from the minority interest amounting to $422,984, cancellation of identified recourse obligations of the minority interest to the Bank of $243,850 and release of the minority interest from any future recourse obligation contingencies to the Bank, valued at $57,852. The Bank recorded the release of the future recourse obligation amount as an increase in the allowance for loan losses.

NOTE 8. SUBSEQUENT EVENT

Subsequent to March 31, 2004, the Bank entered into an agreement with another bank to sell its servicing rights to approximately $42,600,000 in mortgage loans. The transaction resulted in a one time gain to the Bank of approximately $503,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three months ending March 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Net income for the three months ended March 31, 2004, was $412,285 or $.29 per diluted share outstanding compared to an $330,322 or $.27 per diluted share outstanding for the same period in 2003. Earnings for the period ended March 31, 2004 are approximately 24.8% higher than for the same period in 2003. Loan growth, improved margins and growth in noninterest income contributed to this increase.

On March 31, 2004, Surrey Bancorp’s assets totaled $144,711,045 compared to $135,077,005 on December 31, 2003. Net loans were $123,027,827 compared to $117,362,619 on December 31, 2003. This growth was primarily in the commercial loan area which increased 9.5% over December 2003 totals.

Total deposits on March 31, 2004, were $120,821,556 compared to $111,277,876 at the end of 2003. This increase is attributable to an increase in all deposit account categories. Demand deposits increased 4.7% over 2003 totals. Certificates of deposit increased 9.2% over December 31, 2003 totals, while savings deposits increased 15.4%.

Common stockholders’ equity increased by $539,018 or 5.2% during the three months ended March 31, 2004 resulting in a common stock book value of $9.19 per share, up from $8.93 on December 31, 2003.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2004 or December 31, 2003.

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

Investments in available-for-sale securities of $3,812,065 consisted of U.S. Governmental Agency obligations with maturities ranging from one to two years, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2004, were $123,027,827 compared to $117,362,619 on December 31, 2003. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 62.6% of the Bank’s loans as of March 31, 2004 are fixed rate loans with 37.4% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2004, were $120,821,556, compared to $111,277,876 on December 31, 2003.

The March total comes from a base of approximately 9,226 accounts compared to 8,840 accounts at December 31, 2003; an 4.4% increase. Interest-bearing accounts represented 86.9% of the 2004 period-end deposits versus 85.5% at December 31, 2003.

Stockholders’ Equity

Surrey Bancorp maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Under the risk-based capital guidelines, the Bank’s ratios of tier one capital to risk-weighted assets were 8.73% on March 31, 2004 and 8.87% on December 31, 2003. Total capital equals 9.98% of risk-based assets on March 31, 2004, and 10.13% on December 31, 2003. The Bank’s capital ratios thus well exceeded the minimums of 4% for tier one capital and 8% for total capital set by banking regulators.

The Bank also exceeds all capital requirements under the leverage guidelines with the Bank’s ratio of core capital to total average assets totaling 8.06% on March 31, 2004, and 8.13% on December 31, 2003.

Asset Quality

The notes to the financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for possible loan losses charge to operations was $85,159 in the first three months of 2004 compared to $147,084 for the same period in 2003. The reserve for loan losses on March 31, 2004 was $2,122,068 or 1.70% of period end loans. This percentage is derived from total loans. Approximately $18,895,963 of loans at March 31, 2004 are government guaranteed loans which the Bank’s exposure ranges from 10% to 50% of the outstanding balance. When the guaranteed portion of the loans are removed from the equation the loan loss reserve is approximately 1.90% of outstanding loans.

Additionally, loan balances in Friendly Finance have reduced by approximately $325,000 since December 31, 2003 due to a slow down in the used car market and more strict underwriting standards. Accordingly, the reserve attributable to this reduction in loans has been recaptured by Friendly Finance, LLC. Through March 31, 2004 reserves in Friendly Finance, LLC have been reduced by $21,745.

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

At March 31, 2004, the Bank had loans totaling approximately $199,536 in nonaccrual status.

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

At March 31, 2004, the liquidity position of the Company was adequate, with short-term liquid assets of $11,728,615. Deposit growth was approximately $1,900,000 greater than the growth in loans in the first three months of 2004 resulting in a more liquid liquidity position compared to December 31, 2003. To provide supplemental liquidity, the Bank has five lines of credit with correspondent banks totaling $10,700,000. There were no outstanding advances against these lines at March 31, 2004. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $20,800,000 at March 31, 2004. Advances taken down against the Federal Home Loan Bank line amounted to $8,150,000 at March 31, 2004. In addition, Friendly Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $1,200,000. At March 31, 2004 no balance was due on this line.

ITEM 3. CONTROLS & PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that has materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a.) Exhibits

31.1 Certification
31.2 Certification
32. Certification

(b.) Reports on 8-K

Incorporated by reference to 8-K filed March 17, 2004