Form 10QSB
period 2004-06-30
SURREY BANCORP
filed 2004-08-11
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On July 30, 2004, there were 1,196,407 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Consolidated Balance Sheets	Unaudited	Audited
June 30, 2004 and December 31, 2003

	June	December
	2004	2003
Assets

Cash and due from banks	$1,653,520	$1,956,473
Interest-bearing deposits with banks	19,312,308	4,068,017
Investment securities available for sale	2,970,523	5,425,973
Federal Home Loan Bank stock, at cost	412,500	445,000
Loans, net of allowance of loan losses of $2,149,111 in 2004 and $2,109,820 in 2003	123,597,833	117,362,619
Property and equipment, net	4,177,519	4,281,770
Accrued income	552,047	585,608
Goodwill, net of amortization	120,000	120,000
Other assets	1,299,824	831,545

	$154,096,074	$135,077,005

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$19,808,510	$16,159,584
Interest-bearing	110,040,064	95,118,292

Total deposits	129,848,574	111,277,876
Federal funds purchased and securities sold under agreements to repurchase	576,824	3,418,635
Short-term debt	—	1,400,000
Long-term debt	8,351,992	5,246,080
Dividends payable on preferred stock	29,653	30,070
Accrued interest payable	145,579	129,193
Other liabilities	943,061	501,685

	139,895,683	122,003,539

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with liquidation value of $14 per share in 2004 and 2003	2,620,325	2,620,325
Common stock, no par value; 5,000,000 shares authorized; 1,196,407 shares issued in 2004, and 1,170,189 in 2003.	7,974,565	7,822,387
Retained earnings	3,621,606	2,627,529
Accumulated other comprehensive Income	(16,105)	3,225

	14,200,391	13,073,466

	$154,096,074	$135,077,005

See Notes to Consolidated Financial Statements

Consolidated Statements of Income		Unaudited
Six months ended June 30, 2004 and 2003

	Six months ended June 30,
	2004	2003
Interest income:
Loans and fees on loans	$3,971,650	$3,437,305
Investment securities, taxable	41,533	42,637
Investment securities, non taxable	456	1,362
Deposits with banks	29,263	19,683

	4,042,902	3,500,987

Interest expense:
Deposits	975,248	899,504
Federal funds purchased	1,697	2,198
Securities sold under agreements to repurchase	1,295	2,216
Short-term borrowings	5,291	9,488
Long-term borrowings	112,931	94,058

	1,096,462	1,007,464

Net interest income	2,946,440	2,493,523

Provision for loan losses	126,643	209,229

Net interest income after provision for loan losses	2,819,797	2,284,294

Noninterest income:
Service charges on deposit accounts	458,060	400,242
Gain and fees from the sale of mortgage servicing rights	501,610	—
Other service charges and fees	221,139	107,886
Other operating income	217,856	625,824

	1,398,665	1,133,952

Noninterest expense:
Salaries and employee benefits	1,288,198	1,058,125
Occupancy expense	170,080	120,583
Equipment expense	232,437	189,125
Data processing	179,634	124,899
Other expense	630,531	635,203

	2,500,880	2,127,935

Net income before income taxes	1,717,582	1,290,311
Income tax expense	664,200	498,650

Net income	1,053,382	791,661

Preferred stock dividend declared	(59,305)	—

Net income available for common shareholders	$994,077	$791,661

Basic earnings per share	$0.84	$0.69

Diluted earnings per share	$0.73	$0.63

Basic weighted average shares outstanding	1,188,709	1,149,261

Diluted weighted average shares outstanding	1,450,297	1,264,575

See Notes to Consolidated Financial Statements

Consolidated Statements of Income		Unaudited
Three months ended June 30, 2004 and 2003

	Three months ended June 30,
	2004	2003
Interest income:
Loans and fees on loans	$2,010,717	$1,757,672
Investment securities, taxable	18,929	20,656
Investment securities, non taxable	—	679
Deposits with banks	25,286	6,330

	2,054,932	1,785,337

Interest expense:
Deposits	515,525	441,670
Federal funds purchased	—	2,053
Securities sold under agreements to repurchase	533	1,068
Short-term borrowings	1,256	4,657
Long-term borrowings	62,530	42,959

	579,844	492,407

Net interest income	1,475,088	1,292,930
Provision for loan losses	41,484	62,145

Net interest income after provision for loan losses	1,433,604	1,230,785

Noninterest income:
Service charges on deposit accounts	241,715	211,347
Gain and fees from the sale of mortgage servicing rights	501,610
Other service charges and fees	91,996	58,327
Other operating income	70,582	398,970

	905,903	668,644

Noninterest expense:
Salaries and employee benefits	651,319	560,211
Occupancy expense	89,916	65,312
Equipment expense	118,920	106,923
Data processing	88,199	62,235
Other expense	344,156	352,559

	1,292,510	1,147,240

Net income before income taxes	1,046,997	752,189
Income tax expense	405,900	290,850

Net income	641,097	461,339

Preferred stock dividend declared	(29,653)	—

Net income available for common shareholders	$611,444	$461,339

Basic earnings per share	$0.51	$0.40

Diluted earnings per share	$0.44	$0.36

Basic weighted average shares outstanding	1,196,407	1,149,261

Diluted weighted average shares outstanding	1,460,659	1,290,380

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows		Unaudited
Six months ended June 30, 2004 and 2003
	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,053,382	$791,661
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	195,094	159,775
Provision for loan losses	126,643	209,229
Accretion of discount on securities, net of amortization of premiums	(6,156)	11,796
Changes in assets and liabilities:
Accrued income	33,561	(20,053)
Loans held for sale	—	(6,139,253)
Other assets	(456,151)	(498,500)
Accrued interest payable	16,386	2,948
Other liabilities	441,376	(89,461)

Net cash provided (used) by operating activities	1,404,135	(5,571,858)

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks (15,244,291)		5,814,027
Purchase of investment securities	(2,495,797)	(2,497,374)
Sales and maturities of investment securities	4,925,945	3,095,380
(Purchase) redemption of Federal Home Loan Bank stock	32,500	(30,000)
Net increase in loans	(6,361,857)	(9,447,869)
Purchases of property and equipment	(90,843)	(561,326)

Net cash used in investing activities	(19,234,343)	(3,627,162)

Cash flows from financing activities:
Net increase in deposits	18,570,698	8,025,569
Net decrease (increase) in fed funds puchased and securities sold under agreements to repurchase	(2,841,811)	92,072
Net decrease in short-term debt	(1,400,000)	(100,000)
Net (decrease) increase in long-term debt	3,105,912	(1,328,775)
Proceeds from the sale of preferred stock	—	2,628,257
Dividends paid on preferred stock	(59,722)	—
Common stock options exercised	152,178	—
Fractional shares purchased	—	(12,051)

Net cash provided by financing activities	17,527,255	9,305,072

Net increase (decrease) in cash and cash equivalents (302,953)		106,052

Cash and cash equivalents, beginning	1,956,473	1,409,407

Cash and cash equivalents, ending	$1,653,520	$1,515,459

Supplemental disclosure of cash flow information:
Interest paid	$1,080,076	$1,004,516

Taxes paid	$490,292	$906,595

Supplemental disclosure of Non-cash transactions:

Non-cash transactions related to acquisition of minority interest in subsidiary:
Cancellation of loan and interest receivable	$—	$422,984
Cancellation of loans receivable from recourse obligations	—	243,850
Addition to allowance for loan losses	—	57,852

Total transaction	$—	$724,686

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Equity								Unaudited
Six months ended June 30, 2004 and 2003

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2003	—	$—	958,376	$3,833,504	$3,879,760	$1,432,493	$18,629	$9,164,386

Comprehensive income
Net income						791,661		791,661
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $1,601							(2,543)	(2,543)

Total comprehensive income								789,118

6 for 5 Common stock exchange pursuant to Plan of Reorganization and Share Exchange			191,675	3,879,760	(3,879,760)
Fractional shares purchased			(790)	(12,051)				(12,051)
Issuance of convertible preferred stock	189,356	2,628,257						2,628,257

Balance, June 30, 2003	189,356	$2,628,257	1,149,261	$7,701,213	$—	$2,224,154	$16,086	$12,569,710

Balance January 1, 2004	189,356	2,620,325	1,170,189	$7,822,387	$—	$2,627,529	$3,225	$13,073,466

Comprehensive income
Net income						1,053,382		1,053,382
Net change in unrealized (depreciation) on investment securities available for sale, net of income tax benefits of $12,127							(19,330)	(19,330)

Total comprehensive income								1,034,052

Common stock issued
Common stock options exercised			26,218	152,178				152,178

Dividends declared on convertible preferred stock						(59,305)		(59,305)

Balance, June 30, 2004	189,356	$2,620,325	1,196,407	$7,974,565	$—	$3,621,606	$(16,105)	$14,200,391

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of June 30, 2004 and December 31, 2003, the results of operations for the six and three months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2003 included in the Company’s Form 10-KSB.

ORGANIZATION

Surrey Bancorp (the “Company”) began operation on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. Shareholders of the bank received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common stock owned.

Surrey Bank & Trust (the “Bank”) was organized and incorporated under the laws of the State of North Carolina on July 15 and commenced operations on July 22, 1996. The Bank currently serves Surry County, North Carolina and Patrick County, Virginia and surrounding areas through five banking offices. As a state chartered bank which is not a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

Surrey Investment Services, Inc. (“Subsidiary”) was organized and incorporated under the laws of the State of North Carolina on February 10, 1998. The Subsidiary provides insurance services through SB&T Insurance and investment advice and brokerage services through U-VEST.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Bank and the Subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2004 and December 31, 2003, the Bank had no investments classified as held to maturity.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. At June 30, 2004 and December 31, 2003, the Bank had no loans classified as available for sale.

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

Activity in the allowance for loan losses for the six months ended June 30, 2004 and 2003 follows:

	June 30,
	2004	2003
Balance at beginning of year	$2,109,820	$1,831,167
Add provision charged to expense	126,643	209,229
Less net charge-offs	(87,352)	(26,173)
Allowance applicable to the acquisition of the minority interest	—	57,852

	$2,149,111	$2,072,075

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2004 and 2003 were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. The potential dilutive shares are represented by the Series A convertible preferred stock which is convertible into .8695 shares of common stock.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2003, has been taken from the audited financial statements at that date.

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At June 30, 2004, the Company had commitments to extend credit, including unused lines of credit of approximately $24,231,000. Letters of credit totaling $622,509 were outstanding.

NOTE 5. CHANGES IN SHAREHOLDERS EQUITY

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

Information related to pro forma net income for the periods presented is as follows:

	June 30,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income available for common shareholders, based on SFAS No. 123	$984,984	$784,551

Pro forma earnings per common share, based on SFAS No. 123	$0.83	$0.68

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$0.72	$0.63

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

NOTE 8. SALE OF MORTGAGE SERVICING RIGHTS

On April 16, 2004, the Company sold its rights to service residential mortgage loans for others to another bank. The fees and gain recognized on the sale of these rights amounted to $501,610. The sale marked the exit of the Bank from the residential mortgage servicing business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the six months ending June 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products, and services.

Net income available for common shareholders for the six months ended June 30, 2004, was $994,077 or $.73 per diluted share outstanding compared to a $791,661 or $.63 per diluted share outstanding for the same period in 2003. Earnings for the period ended June 30, 2004 are approximately 25.6% higher than for the same period in 2003. Loan growth, improved margins and growth in noninterest income contributed to this increase. Non interest income was bolstered by a one time gain of $501,610 resulting from the sale of the Company’s residential mortgage servicing rights. This sale marked the Company’s exit from the residential mortgage servicing business. The Company continues to originate mortgages for other institutions collecting origination fees and yield spread premiums.

On June 30, 2004, Surrey Bancorp’s assets totaled $154,096,074 compared to $135,077,005 on December 31, 2003. Net loans were $123,597,833 compared to $117,362,619 on December 31, 2003. This growth was primarily in the commercial loan area which increased 7.3% over December 2003 totals.

Total deposits on June 30, 2004, were $129,848,574 compared to $111,277,876 at the end of 2003. This increase is attributable to an increase in all deposit account categories. Demand deposits increased 27.5% over 2003 totals. Certificates of deposit increased 9.7% over December 31, 2003 totals, while savings deposits increased 23.7%.

Common shareholders’ equity increased by $1,126,925 or 8.6% during the six months ended June 30, 2004 resulting in a common stock book value of $9.68 per share, up from $8.93 on December 31, 2003.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2004 or December 31, 2003.

Available for sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held to maturity securities.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of shareholders’ equity. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Investments in available for sale securities of $2,970,523 consisted of U.S. Governmental Agency obligations with maturities ranging from one month to two years, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2004, were $123,597,833 compared to $117,362,619 on December 31, 2003. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 60.8% of the Bank’s loans as of June 30, 2004 are fixed rate loans with 39.2% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2004, were $129,848,574, compared to $111,277,876 on December 31, 2003.

The June total comes from a base of approximately 9,696 accounts compared to 8,840 accounts at December 31, 2003; a 9.7% increase. Interest-bearing accounts represented 84.7% of the 2004 period-end deposits versus 85.5% at December 31, 2003.

Shareholders’ Equity

Surrey Bancorp maintains a strong capital position which exceeds all capital adequacy requirements of Federal regulatory authorities. Under the risk-based capital guidelines, the Bank’s ratios of tier one capital to risk-weighted assets were 9.05% on June 30, 2004 and 8.87% on December 31, 2003. Total capital equals 10.30% of risk-based assets on June 30, 2004, and 10.13% on December 31, 2003. The Bank’s capital ratios thus well exceeded the minimums of 4% for tier one capital and 8% for total capital set by banking regulators.

The Bank also exceeds all capital requirements under the leverage guidelines with the Bank’s ratio of core capital to total average assets totaling 7.83% on June 30, 2004, and 8.13% on December 31, 2003.

Asset Quality

The notes to the financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for possible loan losses charge to operations was $126,643 in the six months of 2004 compared to $209,229 for the same period in 2003. The reserve for loan losses on June 30, 2004 was $2,149,111 or 1.71% of period end loans. This percentage is derived from total loans. Approximately $19,639,569 of loans at June 30, 2004 are government guaranteed loans which the Bank’s exposure ranges from 10% to 50% of the outstanding balance. When the guaranteed portion of the loans are removed from the equation the loan loss reserve is approximately 1.93% of outstanding loans.

Additionally, loan balances in Friendly Finance have reduced by approximately $574,000 since December 31, 2003 due to a slow down in the used car market and more strict underwriting standards. Accordingly, the reserve attributable to this reduction in loans has been recaptured by Friendly Finance, LLC. Through June 30, 2004 reserves in Friendly Finance, LLC have been reduced by $21,745.

The level of reserve is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions, and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s asset quality and lending policies. Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition. Management believes that its provision and reserve offer an adequate allowance for future loan losses and provide a sound reserve for the loan portfolio.

At June 30, 2004, the Bank had loans totaling approximately $440,420 in nonaccrual status.

Interest Rate Sensitivity and Liquidity

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

At June 30, 2004, the liquidity position of the Company was good, with short-term liquid assets of $20,966,828. Deposit growth was approximately $9,450,000 greater than the growth in loans in the first six months of 2004 resulting in a more liquid liquidity position compared to December 31, 2003. To provide supplemental liquidity, the Bank has five lines of credit with correspondent banks totaling $10,700,000. There were no outstanding advances against these lines at June 30, 2004. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $19,077,000 at June 30, 2004. Advances taken down against the Federal Home Loan Bank line amounted to $8,250,000 at June 30, 2004. In addition, Friendly Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $1,200,000. At June 30, 2004 no balance was due on this line.

ITEM 3. CONTROLS & PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that has materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a.)	Exhibits

31.1	Certification

31.2	Certification

32.	Certification

(b.)	Reports on 8-K

Incorporated by Reference to 8-Ks filed April 22, 2004 and April 28, 2004