Form 10QSB
period 2004-09-30
SURREY BANCORP
filed 2004-11-12
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 5, 2004, there were 1,199,690 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check one):    Yes   ☐    No  ☒

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets	Unaudited	Audited
September 30, 2004 and December 31, 2003

	September 2004	December 2003
Assets

Cash and due from banks	$2,206,120	$1,956,473
Interest-bearing deposits with banks	17,130,265	4,068,017
Federal funds sold	400,000	—
Investment securities available for sale	3,220,845	5,425,973
Federal Home Loan Bank stock, at cost	512,500	445,000
Loans, net of allowance of loan losses of $2,196,447 in 2004 and $2,109,820 in 2003	128,426,132	117,362,619
Property and equipment, net	4,273,486	4,281,770
Accrued income	656,043	585,608
Goodwill, net of amortization	120,000	120,000
Other assets	1,547,080	831,545

	$158,492,471	$135,077,005

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$19,510,710	$16,159,584
Interest-bearing	112,342,739	95,118,292

Total deposits	131,853,449	111,277,876

Federal funds purchased and securities sold under agreements to repurchase	897,924	3,418,635
Short-term debt	—	1,400,000
Long-term debt	9,799,934	5,246,080
Dividends payable on preferred stock	29,986	30,070
Accrued interest payable	186,838	129,193
Other liabilities	1,196,632	501,685

	143,964,763	122,003,539

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with liquidation value of $14 per share in 2004 and 2003	2,620,325	2,620,325
Common stock, no par value; 5,000,000 shares authorized; 1,199,182 shares issued in 2004, and 1,170,189 in 2003.	7,994,711	7,822,387
Retained earnings	3,919,711	2,627,529
Accumulated other comprehensive income (loss)	(7,039)	3,225

	14,527,708	13,073,466

	$158,492,471	$135,077,005

See Notes to Consolidated Financial Statements

Consolidated Statements of Income	Unaudited
Nine months ended September 30, 2004 and 2003

	Nine months ended September 30,
	2004	2003
Interest income:
Loans and fees on loans	$6,032,929	$5,319,080
Federal funds sold	1,065	—
Investment securities, taxable	61,095	63,141
Investment securities, non taxable	456	2,041
Deposits with banks	78,872	23,580

	6,174,417	5,407,842

Interest expense:
Deposits	1,540,200	1,326,670
Federal funds purchased	1,697	10,717
Securities sold under agreements to repurchase	2,059	2,983
Short-term borrowings	5,291	13,502
Long-term borrowings	194,452	129,131

	1,743,699	1,483,003

Net interest income	4,430,718	3,924,839

Provision for loan losses	208,662	181,262

Net interest income after provision for loan losses	4,222,056	3,743,577

Noninterest income:
Service charges on deposit accounts	710,074	604,877
Gain and fees from the sale of mortgage servicing rights	501,610	—
Other service charges and fees	332,863	203,251
Other operating income	325,863	856,970
Lower of cost or market adjustment on loans available for sale	—	(321,128)

	1,870,410	1,343,970

Noninterest expense:
Salaries and employee benefits	1,944,380	1,685,503
Occupancy expense	273,443	201,593
Equipment expense	303,533	300,912
Data processing	273,162	212,583
Other expense	1,044,026	978,579

	3,838,544	3,379,170

Net income before income taxes	2,253,922	1,708,377

Income tax expense	872,450	660,200

Net income	1,381,472	1,048,177

Preferred stock dividend declared	(89,290)	(36,279)

Net income available for common shareholders	$1,292,182	$1,011,898

Basic earnings per share	$1.08	$0.88

Diluted earnings per share	$0.95	$0.80

Basic weighted average shares outstanding	1,191,759	1,152,932

Diluted weighted average shares outstanding	1,457,679	1,310,656

See Notes to Consolidated Financial Statements

Consolidated Statements of Income	Unaudited
Three months ended September 30, 2004 and 2003

	Three months ended September 30,
	2004	2003
Interest income:
Loans and fees on loans	$2,061,279	$1,881,775
Federal funds sold	1,065	—
Investment securities, taxable	19,562	20,504
Investment securities, non taxable	—	679
Deposits with banks	49,609	3,897

	2,131,515	1,906,855

Interest expense:
Deposits	564,952	427,166
Federal funds purchased	—	8,519
Securities sold under agreements to repurchase	764	767
Short-term borrowings	—	4,014
Long-term borrowings	81,521	35,073

	647,237	475,539

Net interest income	1,484,278	1,431,316

Provision for loan losses	82,019	(27,967)

Net interest income after provision for loan losses	1,402,259	1,459,283

Noninterest income:
Service charges on deposit accounts	252,014	204,635
Other service charges and fees	111,724	95,365
Other operating income	108,007	231,146
Lower of cost or market adjustment on loans available for sale	—	(321,128)

	471,745	210,018

Noninterest expense:
Salaries and employee benefits	656,182	627,378
Occupancy expense	103,363	81,010
Equipment expense	71,096	111,787
Data processing	93,528	87,684
Other expense	413,494	343,376

	1,337,663	1,251,235

Net income before income taxes	536,341	418,066

Income tax expense	208,250	161,550

Net income	328,091	256,516

Preferred stock dividend declared	(29,986)	(36,279)

Net income available for common shareholders	$298,105	$220,237

Basic earnings per share	$0.25	$0.19

Diluted earnings per share	$0.22	$0.18

Basic weighted average shares outstanding	1,197,795	1,153,826

Diluted weighted average shares outstanding	1,469,047	1,423,385

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows	Unaudited
Nine months ended September 30, 2004 and 2003

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,381,472	$1,048,177
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	298,212	249,702
Loss on the sale of fixed assets	518	—
Provision for loan losses	208,662	181,262
Accretion of discount on securities, net of amortization of premiums	(10,040)	17,241
Changes in assets and liabilities:
Accrued income	(70,435)	(159,781)
Loans held for sale	—	(11,201,492)
Other assets	(709,094)	(823,871)
Accrued interest payable	57,645	10,552
Other liabilities	694,947	91,670

Net cash provided (used) by operating activities	1,851,887	(10,586,540)

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks	(13,062,248)	2,235,832
Net increase in federal funds sold	(400,000)	—
Purchase of investment securities	(3,991,315)	(4,456,247)
Sales and maturities of investment securities	6,189,778	4,598,380
(Purchase) redemption of Federal Home Loan Bank stock	(67,500)	(60,000)
Net increase in loans	(11,272,175)	(16,475,810)
Proceeds from the sale of fixed assets	700	—
Purchases of property and equipment	(291,146)	(971,550)

Net cash used in investing activities	(22,893,906)	(15,129,395)

Cash flows from financing activities:
Net increase in deposits	20,575,573	18,385,219
Net decrease (increase) in fed funds puchased and securities sold under agreements to repurchase	(2,520,711)	6,573,756
Net decrease in short-term debt	(1,400,000)	(100,000)
Net (decrease) increase in long-term debt	4,553,854	(1,770,662)
Proceeds from the sale of preferred stock	—	2,628,257
Dividends paid on preferred stock	(89,374)	—
Common stock options exercised	172,324	57,900
Fractional shares purchased	—	(12,051)

Net cash provided by financing activities	21,291,666	25,762,419

Net increase in cash and cash equivalents	249,647	46,484

Cash and cash equivalents, beginning	1,956,473	1,409,407

Cash and cash equivalents, ending	$2,206,120	$1,455,891

Supplemental disclosure of cash flow information:
Interest paid	$1,686,054	$1,472,451

Taxes paid	$766,522	$1,170,865

Supplemental disclosure of Non-cash transactions:

Non-cash transactions related to acquisition of minority interest in subsidiary:
Cancellation of loan and interest receivable	$—	$422,984
Cancellation of loans receivable from recourse obligations	—	243,850
Addition to allowance for loan losses	—	57,852

Total transaction	$—	$724,686

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Equity	Unaudited
Nine months ended September 30, 2004 and 2003

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2003	—	$—	958,376	$3,833,504	$3,879,760	$1,432,493	$18,629	$9,164,386

Comprehensive income
Net income						1,048,177		1,048,177
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $5,280							(8,417)	(8,417)

Total comprehensive income								1,039,760

6 for 5 Common stock exchange pursuant to Plan of Reorganization and Share Exchange			191,675	3,879,760	(3,879,760)

Common stock issued
Common stock options exercised			10,000	57,900				57,900
Fractional shares purchased			(790)	(12,051)				(12,051)

Issuance of convertible preferred stock	189,356	2,628,257						2,628,257

Dividends declared on convertible preferred stock						(36,279)		(36,279)

Balance, September 30, 2003	189,356	$2,628,257	1,159,261	$7,759,113	$—	$2,444,391	$10,212	$12,841,973

Balance January 1, 2004	189,356	2,620,325	1,170,189	$7,822,387	$—	$2,627,529	$3,225	$13,073,466

Comprehensive income
Net income						1,381,472		1,381,472
Net change in unrealized appreciation on investment securities available for sale, net of income tax benefits of $6,440							(10,264)	(10,264)

Total comprehensive income								1,371,208

Common stock issued
Common stock options exercised			28,993	172,324				172,324

Dividends declared on convertible preferred stock						(89,290)		(89,290)

Balance, September 30, 2004	189,356	$2,620,325	1,199,182	$7,994,711	$—	$3,919,711	$(7,039)	$14,527,708

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of September 30, 2004 and December 31, 2003, the results of operations for the nine and three months ended September 30, 2004 and 2003, and its changes in stockholders’ equity and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2003 included in the Company’s Form 10-KSB.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2004 and December 31, 2003, the Bank had no investments classified as held to maturity.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. At September 30, 2004 and December 31, 2003, the Bank had no loans classified as available for sale.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 follows:

	September 30,
	2004	2003
Balance at beginning of year	$2,109,820	$1,831,167
Add provision charged to expense	208,662	181,262
Less net charge-offs	(122,035)	(64,269)
Allowance applicable to the acquisition of the minority interest	—	57,852

	$2,196,447	$2,006,012

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2004 and 2003 were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. The potential dilutive shares are represented by common stock options and by the Series A convertible preferred stock which is convertible into .8695 shares of common stock.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2003, has been taken from the audited financial statements at that date.

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At September 30, 2004, the Company had commitments to extend credit, including unused lines of credit of approximately $24,833,000. Letters of credit totaling $1,066,295 were outstanding.

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

NOTE 6. STOCK OPTION PLANS

The Company has adopted a qualified incentive stock option plan which reserves, as amended, 74,429 shares for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant.

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

Information related to pro forma net income for the periods presented is as follows:

	September 30,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income available to common shareholders, based on SFAS No. 123	$1,278,542	$1,001,233

Pro forma earnings per common share, based on SFAS No. 123	$1.07	$0.87

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$0.94	$0.79

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the nine months ending September 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common shareholders for the nine months ended September 30, 2004, was $1,292,182 or $.95 per diluted share outstanding compared to a $1,011,898 or $.80 per diluted share outstanding for the same period in 2003. Earnings for the period ended September 30, 2004 are approximately 27.7% higher than for the same period in 2003. Loan growth and growth in noninterest income contributed to this increase. Non interest income was bolstered by a one time gain of $501,610 resulting from the sale of the Company’s residential mortgage servicing rights. This sale marked the Company’s exit from the residential mortgage servicing business. The Company continues to originate mortgages on a servicing-release basis, collecting origination fees and yield spread premiums.

On September 30, 2004, Surrey Bancorp’s assets totaled $158,492,471 compared to $135,077,005 on December 31, 2003. Net loans were $128,426,132 compared to $117,362,619 on December 31, 2003. This growth was primarily in the commercial loan area which increased 15.3% over December 2003 totals.

Total deposits on September 30, 2004, were $131,853,449 compared to $111,277,876 at the end of 2003. This increase is attributable to an increase in all deposit account categories. Demand deposits increased 21.2% over 2003 totals. Certificates of deposit increased 13.8% over December 31, 2003 totals, while savings deposits increased 34.6%.

Common shareholders’ equity increased by $1,454,242 or 13.9% during the nine months ended September 30, 2004 resulting in a common stock book value of $9.93 per share, up from $8.93 on December 31, 2003.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2004 or December 31, 2003.

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

Investments in available for sale securities of $3,220,845 consisted of U.S. Governmental Agency obligations with maturities ranging from one to twenty months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on September 30, 2004, were $128,426,132 compared to $117,362,619 on December 31, 2003. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 45.9% of the Bank’s loans as of September 30, 2004 are fixed rate loans with 54.1% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2004, were $131,853,449, compared to $111,277,876 on December 31, 2003.

The September total comes from a base of approximately 9,882 accounts compared to 8,840 accounts at December 31, 2003; an 11.8% increase. Interest-bearing accounts represented 85.2% of the 2004 period-end deposits versus 85.5% at December 31, 2003.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
September 30, 2004:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	12.43%	8.0%
Surrey Bank & Trust	10.49%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	11.17%	4.0%
Surrey Bank & Trust	9.23%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	9.71%	4.0%
Surrey Bank & Trust	8.02%	4.0%

December 31, 2003:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	11.52%	8.0%
Surrey Bank & Trust	10.13%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	10.26%	4.0%
Surrey Bank & Trust	8.87%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.50%	4.0%
Surrey Bank & Trust	8.13%	4.0%

Asset Quality

The notes to the financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for possible loan losses charge to operations was $208,662 in the first nine months of 2004 compared to $181,262 for the same period in 2003. The reserve for loan losses on September 30, 2004 was $2,196,447 or 1.68% of period end loans. This percentage is derived from total loans. Approximately $22,928,204 of loans at September 30, 2004 are government guaranteed loans which the Bank’s exposure ranges from 10% to 50% of the outstanding balance. When the guaranteed portion of the loans are removed from the equation the loan loss reserve is approximately 1.93% of outstanding loans.

Additionally, loan balances in Friendly Finance have reduced by approximately $791,000 since December 31, 2003 due to a slow down in the used car market and more strict underwriting standards. Accordingly, the reserve attributable to this reduction in loans has been recaptured by Friendly Finance, LLC. Through September 30, 2004 reserves in Friendly Finance, LLC have been reduced by $58,455.

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

Unsecured loans that are past due more than 90 days are placed into non accrual status. Secured loans reach non accrual status when they surpass 120 days past due. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status.

At September 30, 2004, the Bank had loans totaling approximately $830,127 in nonaccrual status.

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

At September 30, 2004, the liquidity position of the Company was good, with short-term liquid assets of $19,336,385. Deposit growth was approximately $9,430,000 greater than the growth in loans in the first nine months of 2004 resulting in a more liquid liquidity position compared to December 31, 2003. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $13,700,000. There were no outstanding advances against these lines at September 30, 2004. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $19,372,000 at September 30, 2004. Advances taken down against the Federal Home Loan Bank line amounted to $9,750,000 at September 30, 2004. In addition, Friendly Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $1,200,000. At September 30, 2004 no balance was due on this line.

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

Incorporated by Reference to 8-Ks filed July 26, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: November 12, 2004	/s/ Edward C. Ashby, III
Edward C. Ashby, III President and Chief Executive Officer

Date: November 12, 2004	/s/ Mark H. Towe
Mark H. Towe Sr.Vice President and Chief Financial Officer