Form 10KSB
period 2004-12-31
SURREY BANCORP
filed 2005-03-24
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ☒        NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $10,744,074.

The aggregate market value of the voting stock as of March 18, 2005 held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within the last 60 days was $19,773,840.

1,211,642 shares of the Issuer’s common stock were issued and outstanding as of March 18, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2004, is incorporated by reference into Form 10-KSB Part II, Items 6 and 7, and Part III, Item 13. The issuer’s Proxy Statement dated March 30, 2005, is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2,300,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: highway construction, trucking, auto dealers, real estate leasing and development, medical offices, furniture manufacturing, contractors, and bridge construction. Total loans and loan commitments to these industry groups at December 31, 2004 and 2003 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2004	2003
Automobile Dealers	$5,077,000	$4,122,000
Trucking	5,023,000	4,258,000
Dwelling Operators, excluding apartments	4,235,000	3,745,000
Highway and Street Construction	3,944,000	4,567,000
Medical and Related Offices	3,633,000	3,716,000
Real property lessors	3,462,000	2,080,000
Buildings – Prefabricated Metal	3,252,000	1,270,000
Churches	2,266,000	1,546,000
Non-residential building operators	2,007,000	2,463,000
Medical equipment wholesalers	1,994,000	1,767,000
Restaurants	1,908,000	1,453,000
Furniture Manufacturing	1,806,000	1,984,000
General contractors, Single family housing	1,598,000	2,082,000
Wood Manufacturing	1,538,000	1,399,000
Water, sewer, power line construction	1,485,000	2,298,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2004.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $7.0 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $7.0 million and $47.6 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $47.6 million. These percentages are subject to adjustment by the Federal Reserve which has announced that, effective January 2005, no reserves will be required to be maintained on the first $7.0 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $7.0 million and $47.6 million, and additional reserves must be maintained on aggregate balances in excess of $47.6 million in an amount equal to equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2004, the Bank met its reserve requirements.

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

Employees

The Company has no employees. All employees are compensated by the Company’s subsidiary, the Bank. The Bank had eight (8) officers, forty-eight (48) full-time employees, and nine (9) part-time employees as of December 31, 2004.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s permanent headquarters is a two-story brick building, with approximately 8,500 square feet of space located at 145 North Renfro Street, Mount Airy, North Carolina, which is also the headquarters of the Bank. The building has drive-up facilities. The Bank’s finance, operations, mortgage lending and insurance departments are housed in a one-story brick building with approximately 7,500 square feet of space located at 199 North Renfro Street in Mount Airy, North Carolina. .

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

In December of 2003, the Bank opened a temporary branch office in Pilot Mountain, North Carolina. The 1,600 square foot facility is leased under an agreement that expires in May 2005 at which time it is renewal on a monthly basis. The location has drive up facilities. Permanent facilities are now being constructed and should be complete by the third quarter of 2005.

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

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.OB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2004 – Price Per Share		2003 – Price Per Share
	High	Low	High	Low
First Quarter	$16.00	$15.00	$12.50	$11.25
Second Quarter	$24.00	$12.25	$12.71	$12.50
Third Quarter	$22.00	$18.00	$15.98	$12.71
Fourth Quarter	$21.00	$19.00	$15.98	$14.00

The last sales price of the common stock on March 18, 2005 was $20.00. The approximate number of holders of the Company’s 1,211,008 shares of Common Stock as of December 31, 2004 is 1,650. There are 189,356 shares of the Company’s Preferred Stock issued as of December 31, 2004. The preferred stock is non cumulative and convertible into .8695 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003.

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

Omitted, per general instruction E. The information required by Items 6 and 7 of Part II is incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2004 attached as Exhibit 13 to this Form 10KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

As of December 31, 2004, the end of the period covered by this Annual Report on Form 10-KSB, Surrey Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2004.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

and

ITEM 10.	EXECUTIVE COMPENSATION

and

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2004 which is to be filed with the SEC by April 30, 2005.

The following table sets forth equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	145,838	$6.40	18,043

Equity compensation plans not approved by security holders	NA	NA	NA

Total	145,838	$6.40	18,043

A description of the Company’s equity compensation plans is presented in Note 14 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2004 which is to be filed with the SEC by April 30, 2005.

ITEM 13.	EXHIBITS

The following documents are filed as part of the report:

2004 Annual Report To Stockholders Pages*

1. Consolidated Financial Statements

Consolidated Balance Sheets December 31, 2004 and 2003	3

Consolidated Statements of Income Years ended December 31, 2004, 2003 and 2002	4

Consolidated Statements of Stockholders’ Equity Years ended December 31, 2004, 2003 and 2002	5

Consolidated Statements of Cash Flows Years ended December 31, 2004, 2003 and 2002	7

Notes to Consolidated Financial Statements	9 – 35

Independent Auditors’ Report	36

* Incorporated by reference from the indicated pages of the 2004 Annual Report to Stockholders

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

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2004 which is to be filed with the SEC by April 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

SURREY BANCORP

3/24/05
Date	Edward C. Ashby, III
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

Edward C. Ashby, III	Director, President and Chief Executive Officer	03/24/05

Mark H. Towe	Sr. Vice President and Chief Financial Officer	03/24/05

William A. Johnson	Director	03/24/05

Elizabeth Johnson Lovill	Director	03/24/05

Robert H. Moody	Director	03/24/05

Tom G. Webb	Director	03/24/05

Hylton Wright	Director	03/24/05

Gene Rees	Director	03/24/05

Buddy Williams	Director	03/24/05

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

13.1

2004 Annual Report to Stockholders

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