Form 10KSB/A
period 2004-12-31
SURREY BANCORP
filed 2005-03-30
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-KSB/A

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

The signature page of the Form 10-KSB for Surrey Bancorp, originally filed on March 24, 2005, is being resubmitted with proper signatures. The original filing omitted the required signatures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

3/24/05	/s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Edward C. Ashby, III	Director, President and Chief Executive Officer	03/24/05
Edward C. Ashby, III

/s/ Mark H. Towe	Sr. Vice President and Chief Financial Officer	03/24/05
Mark H. Towe

/s/ William A. Johnson	Director	03/24/05
William A. Johnson

/s/ Elizabeth Johnson Lovill	Director	03/24/05
Elizabeth Johnson Lovill

/s/ Robert H. Moody	Director	03/24/05
Robert H. Moody

/s/ Tom G. Webb	Director	03/24/05
Tom G. Webb

/s/ Hylton Wright	Director	03/24/05
Hylton Wright

/s/ Gene Rees	Director	03/24/05
Gene Rees

/s/ Buddy Williams	Director	03/24/05
Buddy Williams