Form 10QSB
period 2005-03-31
SURREY BANCORP
filed 2005-05-12
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On April 30, 2005, there were 1,211,642 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Consolidated Balance Sheets March 31, 2005 and December 31, 2004	Unaudited	Audited

	March 2005	December 2004
Assets

Cash and due from banks	$2,333,243	$1,810,543
Interest-bearing deposits with banks	12,860,978	12,759,356
Federal funds sold	501,000	301,000
Investment securities available for sale	3,162,465	2,692,151
Restricted equity securities	908,130	790,660
Loans, net of allowance of loan losses of $2,342,023 in 2005 and $2,294,131 in 2004	138,453,515	133,046,165
Property and equipment, net	4,306,066	4,232,424
Accrued income	722,583	583,365
Goodwill	120,000	120,000
Bank owned life insurance	2,659,149	—
Other assets	898,347	957,276

	$166,925,476	$157,292,940

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$21,665,752	$18,201,595
Interest-bearing	116,205,352	108,752,371

Total deposits	137,871,104	126,953,966

Federal funds purchased and securities sold under agreements to repurchase	596,059	3,447,823
Long-term debt	12,297,845	11,298,952
Dividends payable on preferred stock	29,415	29,987
Accrued interest payable	252,281	161,103
Other liabilities	469,071	355,688

	151,515,775	142,247,519

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with liquidation value of $14 per share in 2005 and 2004	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value 1,211,642 shares issued in 2005 and 1,211,008 shares issued in 2004.	8,104,161	8,100,261
Retained earnings	4,703,818	4,337,224
Accumulated other comprehensive income (loss)	(18,603)	(12,389)

	15,409,701	15,045,421

	$166,925,476	$157,292,940

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income Three months ended March 31, 2005 and 2004		Unaudited

	Three months ended March 31,
	2005	2004
Interest income:
Loans and fees on loans	$2,254,317	$1,960,933
Federal funds sold	2,179	—
Investment securities, taxable	26,387	22,604
Investment securities, non taxable	—	456
Deposits with banks	60,117	3,977

	2,343,000	1,987,970

Interest expense:
Deposits	650,262	459,723
Federal funds purchased	664	1,697
Securities sold under agreements to repurchase	2,110	762
Short-term borrowings	—	4,035
Long-term borrowings	109,346	50,401

	762,382	516,618

Net interest income	1,580,618	1,471,352

Provision for loan losses	120,006	85,159

Net interest income after provision for loan losses	1,460,612	1,386,193

Noninterest income:
Service charges on deposit accounts	224,527	216,345
Other service charges and fees	83,992	129,143
Other operating income	153,890	147,274

	462,409	492,762

Noninterest expense:
Salaries and employee benefits	636,449	636,879
Occupancy expense	85,763	80,164
Equipment expense	89,961	113,517
Data processing	87,633	91,435
Other expense	379,182	286,375

	1,278,988	1,208,370

Net income before income taxes	644,033	670,585

Income tax expense	248,024	258,300

Net income	396,009	412,285

Preferred stock dividend declared	(29,415)	(29,652)

Net income available for common shareholders	$366,594	$382,633

Basic earnings per share	$0.30	$0.32

Diluted earnings per share	$0.27	$0.29

Basic weighted average shares outstanding	1,211,135	1,181,010

Diluted weighted average shares outstanding	1,474,733	1,441,147

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004		Unaudited

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$396,009	$412,285
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	83,276	97,547
Provision for loan losses	120,006	85,159
Deferred income taxes	(2,576)	—
Accretion of discount on securities, net of amortization of premiums	(7,119)	(2,866)
Increase in cash surrender value of life insurance	(9,149)	—
Changes in assets and liabilities:
Accrued income	(139,218)	(418)
Other assets	65,403	13,444
Accrued interest payable	91,178	36,352
Other liabilities	113,384	73,235

Net cash provided (used) by operating activities	711,194	714,738

Cash flows from investing activities:
Net increase in interest-bearing deposits with banks	(101,622)	(5,830,904)
Net increase in federal funds sold	(200,000)	—
Purchase of investment securities	(1,989,666)	(1,497,376)
Sales and maturities of investment securities	1,516,359	3,120,996
(Purchase) redemption of restricted equity securities	(117,470)	37,500
Net increase in loans	(5,527,356)	(5,750,367)
Purchases of property and equipment	(156,918)	(29,327)
Purchase of bank owned life insurance	(2,650,000)	—

Net cash used in investing activities	(9,226,673)	(9,949,478)

Cash flows from financing activities:
Net increase in deposits	10,917,138	9,543,680
Net increase in fed funds purchased and securities sold under agreements to repurchase	(2,851,765)	(2,165,783)
Net (decrease) increase in long-term debt	998,893	1,607,956
Dividends paid on preferred stock	(29,987)	(30,070)
Common stock options exercised	3,900	152,178

Net cash provided by financing activities	9,038,179	9,107,961

Net increase in cash and cash equivalents	522,700	(126,779)

Cash and cash equivalents, beginning	1,810,543	1,956,473

Cash and cash equivalents, ending	$2,333,243	$1,829,694

Supplemental disclosure of cash flow information:
Interest paid	$671,204	$480,266

Taxes paid	$32,074	$27,832

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2005 and 2004							Unaudited

	Convertible Preferred Stock		Common Stock		Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2004	189,356	$2,620,325	1,170,189	$7,822,387	$2,627,529	$3,225	$13,073,466

Comprehensive income
Net income					412,285		412,285
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $2,639						4,207	4,207

Total comprehensive income							416,492

Common stock issued
Common stock options exercised			26,218	152,178			152,178

Dividends declared on convertible preferred stock					(29,652)		(29,652)

Balance, March 31, 2004	189,356	$2,620,325	1,196,407	$7,974,565	$3,010,162	$7,432	$13,612,484

Balance January 1, 2005	189,356	2,620,325	1,211,008	$8,100,261	$4,337,224	$(12,389)	$15,045,421

Comprehensive income
Net income					396,009		396,009
Net change in unrealized appreciation on investment securities available for sale, net of income tax benefits of $3,898						(6,214)	(6,214)

Total comprehensive income							389,795

Common stock issued
Common stock options exercised			634	3,900			3,900

Dividends declared on convertible preferred stock					(29,415)		(29,415)

Balance, March 31, 2005	189,356	$2,620,325	1,211,642	$8,104,161	$4,703,818	$(18,603)	$15,409,701

See Notes to Consolidated Financial Statements.

SURREY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004, and its changes in stockholders’ equity and cash flows for the three months ended March 31, 2005 and 2004. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2004 included in the Company’s Form 10-KSB.

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

On July 31, 2000, Surrey Bank & Trust formed Friendly Finance, LLC., a subsidiary operation specializing in the purchase of sales finance contracts from local automobile dealers. The Bank originally had a 60% majority interest in the company. On March 1, 2003 the Bank acquired the minority interest in Friendly Finance, LLC in exchange for the satisfaction of other commitments of the holder of the minority interest. On January 1, 2005, Friendly Finance LLC’s name was changed to Freedom Finance, LLC.

The accounting and reporting policies of the Company and subsidiaries follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

CRITICAL ACCOUNTING POLICIES

The notes to our audited consolidated financial statements for the year ended December 31, 2004 contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments with often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumption or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Bank and the Subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

BUSINESS SEGMENTS

The Company reports its activities in two business segments. In determining the appropriateness of segment definition, the Company considers the materiality of potential business segments and components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2005 and December 31, 2004, the Bank had no investments classified as held to maturity.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. At March 31, 2005 and December 31, 2004, the Bank had no loans classified as available for sale.

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

Activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 follows:

	March 31,
	2005	2004
Balance at beginning of year	$2,294,131	$2,109,820
Add provision charged to expense	120,006	85,159
Less net charge-offs	(72,114)	(72,911)

	$2,342,023	$2,122,068

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower’s financial condition is such that collection of interest is doubtful.

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2005 and 2004 were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

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

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2004, has been taken from the audited financial statements at that date.

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2005, the Company had commitments to extend credit, including unused lines of credit of approximately $27,974,000. Letters of credit totaling $1,263,576 were outstanding.

NOTE 5. STOCK OPTION PLANS

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

Information related to pro forma net income for the periods presented is as follows:

	March 31,
	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income available to common shareholders, based on SFAS No. 123	$361,318	$378,120

Pro forma earnings per common share, based on SFAS No. 123	$0.30	$0.32

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$0.25	$0.26

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended March 31, 2005 and 2004 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
March 31, 2005
Net interest income	$1,521,117	$59,501	$—	$1,580,618
Other revenue – external customers	449,525	12,884	—	462,409
Depreciation and amortization	82,625	651	—	83,276
Provision for loan losses	120,006	—	—	120,006
Net income	386,827	9,182	—	396,009
Assets	167,321,690	1,670,077	(2,103,190)	166,888,577

March 31, 2004
Net interest income	$1,390,773	$80,579	$—	$1,471,352
Other revenue – external customers	479,426	13,336	—	492,762
Depreciation and amortization	96,501	1,046	—	97,547
Provision for loan losses	106,904	(21,745)	—	85,159
Net income	343,940	68,345	—	412,285
Assets	145,046,584	1,598,610	(1,976,776)	144,668,418

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Bank derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended March 31, 2005. The Bank does allocate income taxes to the segments. Other revenue represents noninterest income which is also allocated to the segments. The Bank includes an insurance and investment agency in its Bank segment above. The Bank does not have any single external customer from which is derives 10 percent or more of its revenues and operations in one geographical area.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three months ending March 31, 2005 and 2004. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

Surrey Bancorp (“Company”) is a North Carolina corporation, located in Mount Airy, North Carolina. The Company was incorporated on February 6, 2003 and began business on May 1, 2003.

Surrey Bank & Trust (“Bank”) is a North Carolina state Chartered Bank, located in Mount Airy, North Carolina. The Bank was chartered on July 15, 1996 and began operations on July 22, 1996.

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements

Net income available for common shareholders for the three months ended March 31, 2005, was $366,594 or $.27 per diluted share outstanding compared to a $382,633 or $.29 per diluted share outstanding for the same period in 2004. Earnings for the period ended March 31, 2005 are approximately 4.2% lower than for the same period in 2004. The decrease resulted from a reduction in the fee income earned from the mortgage lending operation and reduced incomes from the investment, insurance and sales finance subsidiaries. The mortgage fee reduction is due to a general slowdown in the refinancing market and the absence of servicing fee income for which the rights were sold to another bank in the second quarter of 2004. The reduced income from subsidiary operations primarily result from increased expenses incurred to strengthen the operations of those subsidiaries.

On March 31, 2005, Surrey Bancorp’s assets totaled $166,925,476 compared to $157,292,940 on December 31, 2004. Net loans were $138,453,515 compared to $133,046,165 on December 31, 2004. This growth was primarily in the commercial loan area which increased 4.73% over December 2004 totals.

Total deposits on March 31, 2005, were $137,871,104 compared to $126,953,966 at the end of 2004. This increase is attributable to increases in demand deposit and time deposit accounts. Demand deposits increased 8.36% over 2004 totals. Certificates of deposit increased 13.65% over December 31, 2004 totals, while savings deposits decreased 9.00%.

Common shareholders’ equity increased by $364,280 or 2.93% during the three months ended March 31, 2005 resulting in a common stock book value of $10.56 per share, up from $10.26 on December 31, 2004.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2005 or December 31, 2004.

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

Investments in available for sale securities of $3,162,465 consisted of U.S. Governmental Agency obligations with maturities ranging from one to fourteen months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2005, were $138,453,515 compared to $133,046,165 on December 31, 2004. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 38.9% of the Bank’s loans as of March 31, 2005 are fixed rate loans with 61.1% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2005, were $137,871,104, compared to $126,953,966 on December 31, 2004.

The March total comes from a base of approximately 10,246 accounts compared to 9,845 accounts at December 31, 2004; a 4.07% increase. Interest-bearing accounts represented 84.29% of the 2005 period-end deposits versus 85.82% at December 31, 2004.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
March 31, 2005:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	11.16%	8.0%
Surrey Bank & Trust	10.22%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	9.91%	4.0%
Surrey Bank & Trust	8.96%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	9.08%	4.0%
Surrey Bank & Trust	8.21%	4.0%

December 31, 2004:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	11.61%	8.0%
Surrey Bank & Trust	10.52%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	10.36%	4.0%
Surrey Bank & Trust	9.26%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	8.98%	4.0%
Surrey Bank & Trust	8.08%	4.0%

Asset Quality

The notes to the financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for loan losses charged to operations was $120,006 in the first three months of 2005 compared to $85,159 for the same period in 2004. The reserve for loan losses on March 31, 2005 was $2,342,023 or 1.66% of period end loans. This percentage is derived from total loans. Approximately $25,953,828 of loans at March 31, 2005 are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation the loan loss reserve is approximately 1.85% of outstanding loans.

The level of reserve is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions, and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s asset quality and lending policies. Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition. Management believes that its provision and reserve offer an adequate allowance for loan losses and provide a sound reserve for the loan portfolio.

Unsecured loans that are past due more than 90 days are placed into nonaccrual status. Secured loans reach nonaccrual status when they surpass 120 days past due. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status.

At March 31, 2005, the Bank had loans totaling approximately $1,127,226 in nonaccrual status.

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

Another function of the Asset/Liability Committee is maintaining adequate liquidity and planning for future liquidity needs. Having adequate liquidity means the ability to meet current funding needs, including deposit withdrawals and commitments, in an orderly manner without sacrificing earnings. The Bank funds its investing activities, including making loans and purchasing investments, by attracting deposits and utilizing short-term borrowings when necessary.

At March 31, 2005 the liquidity position of the Company was good, with short-term liquid assets of $15,695,221. Deposit growth was approximately $5,462,000 greater than the growth in loans in the first three months of 2005 resulting in a slightly more liquid position compared to December 31, 2004. During the period the Bank invested in Bank Owned Life Insurance (BOLI) which reduced the net funds growth produced by deposits and loans. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $13,700,000. There were no outstanding advances against these lines at March 31, 2005. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $20,241,000 at March 31, 2005. Advances taken down against the Federal Home Loan Bank line amounted to $12,250,000 at March 31, 2005. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $1,200,000. At March 31, 2005 no balance was due on this line.

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

Incorporated by Reference to 8-Ks filed February 3, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: May 12, 2005	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: May 12, 2005	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer