Form 10QSB
period 2005-06-30
SURREY BANCORP
filed 2005-08-11
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

On August 9, 2005, there were 1,225,326 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets June 30, 2005 (Unaudited) and December 31, 2004	3

Consolidated Statements of Income, Six Months Ended June 30, 2005 and 2004 (Unaudited)	4

Consolidated Statements of Income, Three Months Ended June 30, 2005 and 2004 (Unaudited)	5

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2005 and 2004 (Unaudited)	6

Consolidated Statements of Changes in Shareholders’ Equity, Six Months Ended June 30, 2005 and 2004 (Unaudited)	7

Notes to Consolidated Financial Statements	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3. Controls and Procedures	18

PART II – OTHER INFORMATION	19

Item 6. Exhibits and Reports on Form 8-K	19

Exhibits

10.1 Executive Salary Continuation Agreement for Edward C. Ashby, III	20-29
10.2 Executive Salary Continuation Agreement for Brenda J. Harding	30-39
10.3 Executive Salary Continuation Agreement for Pedro A. Pequeno, II	40-49
10.4 Executive Salary Continuation Agreement for Mark H. Towe	50-59

SIGNATURES	19

CERTIFICATIONS	60-63

Consolidated Balance Sheets June 30, 2005 and December 31, 2004	Unaudited	Audited

	June 2005	December 2004
Assets

Cash and due from banks	$2,238,501	$1,810,543
Interest-bearing deposits with banks	13,532,170	12,759,356
Federal funds sold	502,000	301,000
Investment securities available for sale	3,164,131	2,692,151
Restricted equity securities	1,007,130	790,660
Loans, net of allowance of loan losses of $2,290,043 in 2005 and $2,294,131 in 2004	143,164,449	133,046,165
Property and equipment, net	4,458,971	4,232,424
Accrued income	761,358	583,365
Goodwill	120,000	120,000
Bank owned life insurance	2,686,596	—
Other assets	1,492,682	957,276

	$173,127,988	$157,292,940

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$23,772,347	$18,201,595
Interest-bearing	117,293,120	108,752,371

Total deposits	141,065,467	126,953,966

Federal funds purchased and securities sold under agreements to repurchase	376,281	3,447,823
Long-term debt	14,496,738	11,298,952
Dividends payable on preferred stock	29,742	29,987
Accrued interest payable	274,172	161,103
Other liabilities	893,683	355,688

	157,136,083	142,247,519

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with liquidation value of $14 per share in 2005 and 2004	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value 1,225,326 shares issued in 2005 and 1,211,008 shares issued in 2004.	8,184,871	8,100,261
Retained earnings	5,200,576	4,337,224
Accumulated other comprehensive income (loss)	(13,867)	(12,389)

	15,991,905	15,045,421

	$173,127,988	$157,292,940

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income Six months ended June 30, 2005 and 2004		Unaudited

	Six months ended June 30,
	2005	2004
Interest income:
Loans and fees on loans	$4,724,728	$3,971,650
Federal funds sold	5,721	—
Investment securities, taxable	60,056	41,533
Investment securities, non taxable	—	456
Deposits with banks	112,942	29,263

	4,903,447	4,042,902

Interest expense:
Deposits	1,388,620	975,248
Federal funds purchased	1,108	1,697
Securities sold under agreements to repurchase	6,304	1,295
Short-term borrowings	—	5,291
Long-term borrowings	227,463	112,931

	1,623,495	1,096,462

Net interest income	3,279,952	2,946,440

Provision for loan losses	172,681	126,643

Net interest income after provision for loan losses	3,107,271	2,819,797

Noninterest income:
Service charges on deposit accounts	459,631	458,060
Gain and fees from sale of mortgage servicing rights	—	501,610
Other service charges and fees	170,826	221,139
Other operating income	265,321	217,856

	895,778	1,398,665

Noninterest expense:
Salaries and employee benefits	1,228,786	1,288,198
Occupancy expense	171,956	170,080
Equipment expense	182,692	232,437
Data processing	175,396	179,634
Other expense	759,713	630,531

	2,518,543	2,500,880

Net income before income taxes	1,484,506	1,717,582

Income tax expense	561,996	664,200

Net income	922,510	1,053,382

Preferred stock dividend declared	(59,158)	(59,305)

Net income available for common shareholders	$863,352	$994,077

Basic earnings per share	$0.71	$0.84

Diluted earnings per share	$0.62	$0.73

Basic weighted average shares outstanding	1,215,718	1,188,709

Diluted weighted average shares outstanding	1,477,764	1,450,297

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income Three months ended June 30, 2005 and 2004		Unaudited

	Three months ended June 30,
	2005	2004
Interest income:
Loans and fees on loans	$2,470,411	$2,010,717
Federal funds sold	3,542	—
Investment securities, taxable	33,669	18,929
Investment securities, non taxable	—	—
Deposits with banks	52,825	25,286

	2,560,447	2,054,932

Interest expense:
Deposits	738,358	515,525
Federal funds purchased	444	—
Securities sold under agreements to repurchase	4,194	533
Short-term borrowings	—	1,256
Long-term borrowings	118,117	62,530

	861,113	579,844

Net interest income	1,699,334	1,475,088

Provision for loan losses	52,675	41,484

Net interest income after provision for loan losses	1,646,659	1,433,604

Noninterest income:
Service charges on deposit accounts	235,104	241,715
Gain and fees from the sale of mortgage servicing rights	—	501,610
Other service charges and fees	86,834	91,996
Other operating income	111,431	70,582

	433,369	905,903

Noninterest expense:
Salaries and employee benefits	592,337	651,319
Occupancy expense	86,193	89,916
Equipment expense	92,731	118,920
Data processing	87,763	88,199
Other expense	380,531	344,156

	1,239,555	1,292,510

Net income before income taxes	840,473	1,046,997

Income tax expense	313,972	405,900

Net income	526,501	641,097

Preferred stock dividend declared	(29,742)	(29,653)

Net income available for common shareholders	$496,759	$611,444

Basic earnings per share	$0.41	$0.51

Diluted earnings per share	$0.36	$0.44

Basic weighted average shares outstanding	1,220,251	1,196,407

Diluted weighted average shares outstanding	1,472,039	1,460,659

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows Six months ended June 30, 2005 and 2004		Unaudited

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$922,510	$1,053,382
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	168,629	195,094
Loss on the sale/abandonment of fixed assets	3,813	—
Provision for loan losses	172,681	126,643
Deferred income taxes	(10,304)	—
Accretion of discount on securities, net of amortization of premiums	(18,201)	(6,156)
Increase in cash surrender value of life insurance	(36,596)	—
Changes in assets and liabilities:
Accrued income	(177,993)	33,561
Other assets	(524,174)	(456,151)
Accrued interest payable	113,069	16,386
Other liabilities	537,995	441,376

Net cash provided by operating activities	1,151,429	1,404,135

Cash flows from investing activities:
Net increase in interest-bearing deposits with banks	(772,814)	(15,244,291)
Net increase in federal funds sold	(201,000)	—
Purchase of investment securities	(3,481,285)	(2,495,797)
Sales and maturities of investment securities	3,025,100	4,925,945
(Purchase) redemption of restricted equity securities	(216,470)	32,500
Net increase in loans	(10,290,965)	(6,361,857)
Purchases of property and equipment	(398,989)	(90,843)
Purchase of bank owned life insurance	(2,650,000)	—

Net cash used in investing activities	(14,986,423)	(19,234,343)

Cash flows from financing activities:
Net increase in deposits	14,111,501	18,570,698
Net decrease in fed funds purchased and securities sold under agreements to repurchase	(3,071,542)	(2,841,811)
Net decrease in short-term debt	—	(1,400,000)
Net increase in long-term debt	3,197,786	3,105,912
Dividends paid on preferred stock	(59,403)	(59,722)
Common stock options exercised	84,610	152,178

Net cash provided by financing activities	14,262,952	17,527,255

Net increase (decrease) in cash and cash equivalents	427,958	(302,953)

Cash and cash equivalents, beginning	1,810,543	1,956,473

Cash and cash equivalents, ending	$2,238,501	$1,653,520

Supplemental disclosure of cash flow information:
Interest paid	$1,510,426	$1,080,076

Taxes paid	$584,574	$490,292

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity Six months ended June 30, 2005 and 2004							Unaudited

	Convertible Preferred Stock		Common Stock		Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2004	189,356	$2,620,325	1,170,189	$7,822,387	$2,627,529	$3,225	$13,073,466

Comprehensive income
Net income					1,053,382		1,053,382
Change in unrealized appreciation on investment securities available for sale, net of income taxes of $12,127						(19,330)	(19,330)

Total comprehensive income							1,034,052

Common stock issued
Common stock options exercised			26,218	152,178			152,178

Dividends declared on convertible preferred stock					(59,305)		(59,305)

Balance, June 30, 2004	189,356	$2,620,325	1,196,407	$7,974,565	$3,621,606	$(16,105)	$14,200,391

Balance January 1, 2005	189,356	2,620,325	1,211,008	$8,100,261	$4,337,224	$(12,389)	$15,045,421

Comprehensive income
Net income					922,510		922,510
Change in unrealized depreciation on investment securities available for sale, net of income tax benefits of $927						(1,478)	(1,478)

Total comprehensive income							921,032

Common stock issued
Common stock options exercised			14,318	84,610			84,610

Dividends declared on convertible preferred stock					(59,158)		(59,158)

Balance, June 30, 2005	189,356	$2,620,325	1,225,326	$8,184,871	$5,200,576	$(13,867)	$15,991,905

See Notes to Consolidated Financial Statements.

SURREY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of June 30, 2005 and December 31, 2004, the results of operations for the six and three months ended June 30, 2005 and 2004, and its changes in stockholders’ equity and cash flows for the six months ended June 30, 2005 and 2004. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2004 included in the Company’s Form 10-KSB.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2005 and December 31, 2004, the Bank had no investments classified as held to maturity.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. At June 30, 2005 and December 31, 2004, the Bank had no loans classified as available for sale.

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

Activity in the allowance for loan losses for the six months ended June 30, 2005 and 2004 follows:

	June 30,
	2005	2004
Balance at beginning of year	$2,294,131	$2,109,820
Add provision charged to expense	172,681	126,643
Less net charge-offs	(176,769)	(87,352)

	$2,290,043	$2,149,111

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2005 and 2004 were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At June 30, 2005, the Company had commitments to extend credit, including unused lines of credit of approximately $26,389,000. Letters of credit totaling $1,500,116 were outstanding.

NOTE 5. STOCK OPTION PLANS

The Company has adopted a qualified incentive stock option plan which reserves, as amended, 64,517 shares (adjusted for stock exchange, dividends and exercised shares) for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant.

The Company also adopted a non-qualified stock option plan which reserves, as amended, 85,671 shares (adjusted for stock exchange, dividends and exercised shares) for purchase by non-employee directors. Options granted under this plan are exercisable after six months from the date of the grant at not less than the fair market value of the stock at the date of the grant. The life of such options shall not extend more than ten years from the date of the grant.

Information related to pro forma net income for the periods presented is as follows:

	June 30,
	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income available to common shareholders, based on SFAS No. 123	$852,800	$984,984

Pro forma earnings per common share, based on SFAS No. 123	$0.70	$0.83

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$0.62	$0.72

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, 2005 and 2004 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
June 30, 2005
Net interest income	$3,144,809	$135,143	$—	$$3,279,952
Other revenue – external customers	890,733	5,045	—	895,778
Depreciation and Amortization	167,327	1,302	—	168,629
Provision for loan losses	172,624	57	—	172,681

Net income	907,326	15,184	—	922,510

Assets	189,658,877	1,674,445	(18,205,334)	173,127,988

June 30, 2004
Net interest income	$2,811,164	$135,276	$—	$$2,946,440
Other revenue – external customers	1,384,465	14,200	—	1,398,665
Depreciation and Amortization	193,002	2,092	—	195,094
Provision for loan losses	148,388	(21,745)	—	126,643

Net income	989,903	63,479	—	1,053,382

Assets	169,154,141	1,594,063	(16,652,130)	154,096,074

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, require different technology and marketing strategies.

The Bank derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended June 30, 2005. The Bank does allocate income taxes to the segments. Other revenue represents noninterest income which is also allocated to the segments. The Bank includes the holding company and an insurance and investment agency in its Bank segment above. The Bank does not have any single external customer from which is derives 10 percent or more of its revenues and operations in one geographical area.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the six and three months ending June 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements

Net income available for common shareholders for the three months ended June 30, 2005, was $496,759 or $.36 per diluted share outstanding compared to a $611,444 or $.44 per diluted share outstanding for the same period in 2004. Earnings for the three months ended June 30, 2005 are approximately 18.8% lower than for the same period in 2004. The decrease primarily results from a reduction in fee income due to a one time gain of $501,610 earned in 2004 from the sale of the Company’s mortgage servicing rights. Exclusive of this one time gain, non interest income increased 7.2% compared to the same three month period in 2004. Net income available to common shareholders, exclusive of the 2004 one time gain, increased approximately 63.3% compared to the second quarter of 2004. This is generally due to an increase in net interest income from $1,475,088 during the second quarter of 2004 to $1,699,334 for the second quarter of 2005, an increase of 15.2%.

Net income available for common shareholders for the six months ended June 30, 2005, was $863,352 or $.62 per diluted share outstanding compared to a $994,077 or $.73 per diluted share outstanding for the same period in 2004. Earnings for the six months ended June 30, 2005 are approximately 13.2% lower than for the same period in 2004. The decrease primarily results from a reduction in fee income due to a one time gain of $501,610 earned in 2004 from the sale of the Company’s mortgage servicing rights. Exclusive of this one time gain, non interest income remained relatively flat compared to the same period in 2004. Net income available to common shareholders, exclusive of the 2004 one time gain, increased approximately 25.8%. This is due to an increase in net interest income of 11.3%, from $2,946,440 in 2004 to $3,279,952 in 2005, and a modest increase in non interest expenses of less than 1.0%.

On June 30, 2005, Surrey Bancorp’s assets totaled $173,127,988 compared to $157,292,940 on December 31, 2004. Net loans were $143,164,449 compared to $133,046,165 on December 31, 2004. This growth was primarily in the commercial loan area which increased 9.7% over December 2004 totals.

Total deposits on June 30, 2005, were $141,065,467 compared to $126,953,966 at the end of 2004. This increase is attributable to increases in demand deposit and time deposit accounts. Demand deposits increased 12.9% over 2004 totals. Certificates of deposit increased 18.4% over December 31, 2004 totals, while savings deposits decreased 17.7%.

Common shareholders’ equity increased by $946,484 or 6.3% during the six months ended June 30, 2005 resulting in a common stock book value of $10.91 per share, up from $10.26 on December 31, 2004.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2005 or December 31, 2004.

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

Investments in available for sale securities of $3,164,131 consisted of U.S. Governmental Agency obligations with maturities ranging from one to twenty-nine months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2005, were $143,164,449 compared to $133,046,165 on December 31, 2004. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 39.5% of the Bank’s loans as of June 30, 2005 are fixed rate loans with 60.5% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2005, were $141,065,467, compared to $126,953,966 on December 31, 2004.

The June total comes from a base of approximately 10,426 accounts compared to 9,845 accounts at December 31, 2004; a 5.9% increase. Interest-bearing accounts represented 83.2% of the 2005 period-end deposits versus 85.8% at December 31, 2004.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio		Minimum Required For Capital Adequacy Purposes
June 30, 2005:

Total Capital (to Risk-Weighted Assets) Surrey Bancorp (Consolidated) Surrey Bank & Trust	11.14 10.20	% %	8.0 8.0	% %

Tier I Capital (to Risk-Weighted Assets) Surrey Bancorp (Consolidated) Surrey Bank & Trust	9.88 8.94	% %	4.0 4.0	% %

Tier I Capital (to Average Assets) Surrey Bancorp (Consolidated) Surrey Bank & Trust	9.12 8.25	% %	4.0 4.0	% %

December 31, 2004:

Total Capital (to Risk-Weighted Assets) Surrey Bancorp (Consolidated) Surrey Bank & Trust	11.61 10.52	% %	8.0 8.0	% %

Tier I Capital (to Risk-Weighted Assets) Surrey Bancorp (Consolidated) Surrey Bank & Trust	10.36 9.26	% %	4.0 4.0	% %

Tier I Capital (to Average Assets) Surrey Bancorp (Consolidated) Surrey Bank & Trust	8.98 8.08	% %	4.0 4.0	% %

Asset Quality

The notes to the financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for loan losses charged to operations was $172,681 in the first six months of 2005 compared to $126,643 for the same period in 2004. The reserve for loan losses on June 30, 2005 was $2,290,043 or 1.57% of period end loans. This percentage is derived from total loans. Approximately $28,733,000 of loans at June 30, 2005 are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation the loan loss reserve is approximately 1.83% of outstanding loans.

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

At June 30, 2005, the Bank had loans totaling approximately $860,097 in nonaccrual status.

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

At June 30, 2005 the liquidity position of the Company was good, with short-term liquid assets of $16,272,671. Deposit growth was approximately $3,997,000 greater than the growth in loans in the six months of 2005 resulting in a slightly more liquid position compared to December 31, 2004. During the period the Bank invested in Bank Owned Life Insurance (BOLI) which reduced the net funds growth produced by deposits and loans. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $13,700,000. There were no outstanding advances against these lines at June 30, 2005. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $18,578,000 at June 30, 2005. Advances taken down against the Federal Home Loan Bank line amounted to $14,450,000 at June 30, 2005. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $1,200,000. At June 30, 2005 no balance was due on this line.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

10.1 Executive Salary Continuation Agreement for Edward C. Ashby, III

10.2 Executive Salary Continuation Agreement for Brenda J. Harding

10.3 Executive Salary Continuation Agreement for Pedro A. Pequeno, II

10.4 Executive Salary Continuation Agreement for Mark H. Towe

31.1 Certification

31.2 Certification

32.    Certification

(b.) Reports on 8-K

Incorporated by Reference to 8-Ks filed April 29, 2005 and June 27, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: August 11, 2005	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: August 11, 2005	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer