Form 10KSB/A
period 2004-12-31
SURREY BANCORP
filed 2005-09-21
CIK 1229146

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

COMMON STOCK, NO PAR VALUE

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

The auditor’s opinion of Form 10KSB for Surrey Bancorp, originally filed on March 24, 2005, is being resubmitted. The original filing was missing the auditor’s signature block. As part of this amendment the auditors consent form and company Certifications are being resubmitted.

[Larrowe & Company, PLC Letterhead]

Independent Auditor’s Report

Board of Directors and Stockholders

Surrey Bancorp

Mount Airy, North Carolina

We have audited the consolidated balance sheets of Surrey Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surrey Bancorp and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larrowe & Company, PLC

Galax, Virginia

January 14, 2005, except for Note 22,

              as to which the date is February 22, 2005.