Form 10QSB
period 2005-09-30
SURREY BANCORP
filed 2005-11-10
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the reqistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On November 8, 2005, there were 1,226,045 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets	Unaudited	Audited
September 30, 2005 and December 31, 2004
	September 2005	December 2004
Assets

Cash and due from banks	$1,324,082	$1,810,543
Interest-bearing deposits with banks	12,842,043	12,759,356
Federal funds sold	503,000	301,000
Investment securities available for sale	3,144,572	2,692,151
Restricted equity securities	1,007,130	790,660
Loans, net of allowance of loan losses of $2,279,488 in 2005 and $2,294,131 in 2004	141,994,586	133,046,165
Other real estate owned	116,132	—
Property and equipment, net	4,679,119	4,232,424
Accrued income	789,311	583,365
Goodwill	120,000	120,000
Bank owned life insurance	2,714,043	—
Other assets	1,807,282	957,276

	$171,041,300	$157,292,940

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$22,439,771	$18,201,595
Interest-bearing	116,502,032	108,752,371

Total deposits	138,941,803	126,953,966

Federal funds purchased and securities sold under agreements to repurchase	888,529	3,447,823
Long-term debt	12,995,631	11,298,952
Dividends payable on preferred stock	30,068	29,987
Accrued interest payable	347,325	161,103
Other liabilities	1,204,477	355,688

	154,407,833	142,247,519

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with liquidation value of $14 per share in 2005 and 2004	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value 1,226,045 shares issued in 2005 and 1,211,008 shares issued in 2004	8,234,983	8,100,261
Retained earnings	5,795,356	4,337,224
Accumulated other comprehensive income (loss)	(17,197)	(12,389)

	16,633,467	15,045,421

	$171,041,300	$157,292,940

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income		Unaudited
Nine months ended September 30, 2005 and 2004
	2005	2004
Interest income:
Loans and fees on loans	$7,400,901	$6,032,929
Federal funds sold	9,991	1,065
Investment securities, taxable	90,581	61,095
Investment securities, non taxable	—	456
Deposits with banks	189,933	78,872

	7,691,406	6,174,417

Interest expense:
Deposits	2,221,050	1,540,200
Federal funds purchased	1,108	1,697
Securities sold under agreements to repurchase	9,257	2,059
Short-term borrowings	—	5,291
Long-term borrowings	361,686	194,452

	2,593,101	1,743,699

Net interest income	5,098,305	4,430,718

Provision for loan losses	275,583	208,662

Net interest income after provision for loan losses	4,822,722	4,222,056

Noninterest income:
Service charges on deposit accounts	733,055	710,074
Gain and fees from sale of mortgage servicing rights	—	501,610
Gain on the sale of loans held for sale	181,545	—
Loss on the sale of foreclosed assets	(525)	—
Other service charges and fees	268,677	332,863
Other operating income	365,176	325,863

	1,547,928	1,870,410

Noninterest expense:
Salaries and employee benefits	1,869,640	1,944,380
Occupancy expense	272,486	273,443
Equipment expense	271,420	303,533
Data processing	268,176	273,162
Other expense	1,200,702	1,044,026

	3,882,424	3,838,544

Net income before income taxes	2,488,226	2,253,922

Income tax expense	940,869	872,450

Net income	1,547,357	1,381,472

Preferred stock dividend declared	(89,225)	(89,290)

Net income available for common shareholders	$1,458,132	$1,292,182

Basic earnings per share	$1.20	$1.08

Diluted earnings per share	$1.07	$0.95

Basic weighted average shares outstanding	1,219,077	1,191,759

Diluted weighted average shares outstanding	1,452,078	1,457,679

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income		Unaudited
Three months ended September 30, 2005 and 2004
	2005	2004
Interest income:
Loans and fees on loans	$2,676,173	$2,061,279
Federal funds sold	4,270	1,065
Investment securities, taxable	30,525	19,562
Investment securities, non taxable	—	—
Deposits with banks	76,991	49,609

	2,787,959	2,131,515

Interest expense:
Deposits	832,430	564,952
Federal funds purchased	—	—
Securities sold under agreements to repurchase	2,953	764
Short-term borrowings	—	—
Long-term borrowings	134,223	81,521

	969,606	647,237

Net interest income	1,818,353	1,484,278

Provision for loan losses	102,902	82,019

Net interest income after provision for loan losses	1,715,451	1,402,259

Noninterest income:
Service charges on deposit accounts	273,424	252,014
Gain on the sale of loans held for sale	181,545	—
Loss on the sale of foreclosed assets	(525)	—
Other service charges and fees	97,851	111,724
Other operating income	99,855	108,007

	652,150	471,745

Noninterest expense:
Salaries and employee benefits	640,854	656,182
Occupancy expense	100,530	103,363
Equipment expense	88,728	71,096
Data processing	92,780	93,528
Other expense	440,989	413,494

	1,363,881	1,337,663

Net income before income taxes	1,003,720	536,341

Income tax expense	378,872	208,250

Net income	624,848	328,091

Preferred stock dividend declared	(30,068)	(29,986)

Net income available for common shareholders	$594,780	$298,105

Basic earnings per share	$0.49	$0.25

Diluted earnings per share	$0.43	$0.22

Basic weighted average shares outstanding	1,225,684	1,197,795

Diluted weighted average shares outstanding	1,458,859	1,469,047

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows		Unaudited
Nine months ended September 30, 2005 and 2004
	2005	2004
Cash flows from operating activities:
Net income	$1,547,357	$1,381,472
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	261,572	298,212
Loss on the sale/abandonment of fixed assets	20,672	518
Provision for loan losses	275,583	208,662
Deferred income taxes	(18,032)	—
Accretion of discount on securities, net of amortization of premiums	(25,056)	(10,040)
Increase in cash surrender value of life insurance	(64,043)	—
Changes in assets and liabilities:
Accrued income	(205,946)	(70,435)
Other assets	(828,958)	(709,094)
Accrued interest payable	186,222	57,645
Other liabilities	848,789	694,947

Net cash provided by operating activities	1,998,160	1,851,887

Cash flows from investing activities:
Net increase in interest-bearing deposits with banks	(82,687)	(13,062,248)
Net increase in federal funds sold	(202,000)	(400,000)
Purchase of investment securities	(4,475,286)	(3,991,315)
Sales and maturities of investment securities	4,040,097	6,189,778
(Purchase) redemption of restricted equity securities	(216,470)	(67,500)
Net increase in loans	(9,340,136)	(11,272,175)
Proceeds from the sale of fixed assets	—	700
Purchases of property and equipment	(728,939)	(291,146)
Purchase of bank owned life insurance	(2,650,000)	—

Net cash used in investing activities	(13,655,421)	(22,893,906)

Cash flows from financing activities:
Net increase in deposits	11,987,837	20,575,573

Net decrease in fed funds puchased and securities sold under agreements to repurchase	(2,559,294)	(2,520,711)
Net decrease in short-term debt	—	(1,400,000)
Net increase in long-term debt	1,696,679	4,553,854
Dividends paid on preferred stock	(89,144)	(89,374)
Common stock options exercised	89,036	172,324
Tax benefit related to exercise of non-incentive stock options	45,686	—

Net cash provided by financing activities	11,170,800	21,291,666

Net increase (decrease) in cash and cash equivalents	(486,461)	249,647

Cash and cash equivalents, beginning	1,810,543	1,956,473

Cash and cash equivalents, ending	$1,324,082	$2,206,120

Supplemental disclosure of cash flow information:
Interest paid	$2,406,879	$1,686,054

Taxes paid	$898,824	$766,522

Loans transferred to other real estate owned	$116,132	$—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity							Unaudited
Nine months ended September 30, 2005 and 2004

	Convertible Preferred Stock		Common Stock		Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2004	189,356	$2,620,325	1,170,189	$7,822,387	$2,627,529	$3,225	$13,073,466

Comprehensive income
Net income					1,381,472		1,381,472
Change in unrealized appreciation on investment securities available for sale, net of income taxes of $6,440						(10,264)	(10,264)

Total comprehensive income							1,371,208

Common stock issued
Common stock options exercised			28,993	172,324			172,324

Dividends declared on convertible preferred stock ($.47 per share)					(89,290)		(89,290)

Balance, September 30, 2004	189,356	$2,620,325	1,199,182	$7,994,711	$3,919,711	$(7,039)	$14,527,708

Balance January 1, 2005	189,356	$2,620,325	1,211,008	$8,100,261	$4,337,224	$(12,389)	$15,045,421

Comprehensive income
Net income					1,547,357		1,547,357
Change in unrealized depreciation on investment securities available for sale, net of income tax benefits of $3,016						(4,808)	(4,808)

Total comprehensive income							1,542,549

Common stock issued
Common stock options exercised			15,037	89,036			89,036
Tax benefit related to exercise of non-incentive stock options				45,686			45,686

Dividends declared on convertible preferred stock ($.47 per share)					(89,225)		(89,225)

Balance, September 30, 2005	189,356	$2,620,325	1,226,045	$8,234,983	$5,795,356	$(17,197)	$16,633,467

See Notes to Consolidated Financial Statements.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of September 30, 2005 and December 31, 2004, the results of operations for the nine and three months ended September 30, 2005 and 2004, and its changes in stockholders’ equity and cash flows for the nine months ended September 30, 2005 and 2004. All adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2004 included in the Company’s Form 10-KSB.

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

On July 31, 2000, Surrey Bank & Trust formed Friendly Finance, LLC, a subsidiary operation specializing in the purchase of sales finance contracts from local automobile dealers. The Bank originally had a 60% majority interest in the company. On March 1, 2003 the Bank acquired the minority interest in Friendly Finance, LLC in exchange for the satisfaction of other commitments of the holder of the minority interest. On January 1, 2005, Friendly Finance LLC’s name was changed to Freedom Finance, LLC.

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

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and due from banks includes cash and amounts due from depository institutions (including cash items in process of collection). Overnight interest bearing deposits and federal funds sold are shown separately. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per FASB Statement No. 104. Federal Funds purchased are shown separately.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2005 and December 31, 2004, the Bank had no investments classified as held to maturity.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. At September 30, 2005 and December 31, 2004, the Bank had no loans mortgage loans classified as available for sale.

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. During the third quarter of 2005 the Bank entered a program to sell the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the sale. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2005.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 follows:

	September 30,
	2005	2004
Balance at beginning of year	$2,294,131	$2,109,820
Add provision charged to expense	275,583	208,662
Less net charge-offs	(290,226)	(122,035)

	$2,279,488	$2,196,447

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2005 and 2004 were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At September 30, 2005, the Company had commitments to extend credit, including unused lines of credit of approximately $24,975,000. Letters of credit totaling $1,523,866 were outstanding.

NOTE 5. STOCK OPTION PLANS

The Company has adopted a qualified incentive stock option plan which reserves, as amended, 63,798 shares (adjusted for stock exchange, dividends and exercised shares) for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant.

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

Information related to pro forma net income for the periods presented is as follows:

	September 30,
	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income available to common shareholders, based on SFAS No. 123	$1,442,304	$1,278,542

Pro forma earnings per common share, based on SFAS No. 123	$1.18	$1.07

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$1.05	$0.94

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, 2005 and 2004 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
September 30, 2005
Net interest income	$4,875,903	$222,402	$—	$$5,098,305
Other revenue – external customers	1,545,831	2,622	—	1,548,453
Depreciation and amortization		1,953	—	261,572
Provision for loan losses	272,868	2,715	—	275,583

Net income	1,521,290	26,067	—	1,547,357

Assets	187,669,845	1,690,652	(18,319,197)	171,041,300

September 30, 2004
Net interest income	$4,253,688	$177,030	$—	$$4,430,718
Other revenue – external customers	1,848,596	21,814	—	1,870,410
Depreciation and amortization	294,172	4,040	—	298,212
Provision for loan losses	267,107	(58,445)	—	208,662

Net income	1,285,244	96,228	—	1,381,472

Assets	173,024,925	1,612,715	(16,145,169)	158,492,471

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended September 30, 2005. The Company does allocate income taxes to the segments. Other revenue represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in one geographical area.

Note 7. BENEFIT PLANS

During the first quarter of 2005, the Company adopted a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $46,767 at September 30, 2005. Employee benefits expense, an actuarially determined amount, was $46,767 for the nine months ended September 30, 2005. The assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets used in the initial calculations for the plan were 7%, 4% and 6.62%, respectively.

During the first quarter of 2005, the Company also adopted a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued and expensed under the plan for the nine months ended September 30, 2005, was $43,128. The amounts deferred are held in a rabbi trust.

The Company has purchased and is the primary beneficiary of life insurance policies designed to fund the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $2,714,043 at September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the nine and three months ending September 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Net income available for common shareholders for the three months ended September 30, 2005, was $594,780 or $.43 per diluted share outstanding compared to a $298,105 or $.22 per diluted share outstanding for the same period in 2004. Earnings for the three months ended September 30, 2005 are approximately 199.5% higher than for the same period in 2004. The increase results from a 22.5% increase in net interest income and a 38.5% increase in non interest income over the same period in 2004. The net interest income increase is primarily due to growth and an improvement in our net interest margin. The increase in non interest income results from the gain received on the sale of the guaranteed portion of certain SBA and USDA loans. These types of sales commenced during the quarter ended September 30, 2005 and the gains realized amounted to approximately $182,000. Management intends to continue this type of sales activity to manage its liquidity position and provide profits for the Company.

Net income available for common shareholders for the nine months ended September 30, 2005, was $1,458,132 or $1.07 per diluted share outstanding compared to a $1,292,182 or $.95 per diluted share outstanding for the same period in 2004. Earnings for the nine months ended September 30, 2005 are approximately 12.8% higher than for the same period in 2004. The increase primarily results from a 15.0% increase in net interest income from $4,430,718 in 2004 to $5,098,305 in 2005, and a modest increase in non interest expenses of less than 1.5%.

On September 30, 2005, Surrey Bancorp’s assets totaled $171,041,300 compared to $157,292,940 on December 31, 2004. Net loans were $141,994,586 compared to $133,046,165 on December 31, 2004. This growth was primarily in the commercial loan area which has increased 9.1% over December 2004 totals.

Total deposits on September 30, 2005, were $138,941,803 compared to $126,953,966 at the end of 2004. This increase is attributable to increases in demand deposit and time deposit accounts. Demand deposits increased 2.1% over 2004 totals. Certificates of deposit increased 22.9% over December 31, 2004 totals, while savings deposits decreased 22.6%.

Common shareholders’ equity increased by $1,588,046 or 12.8% during the nine months ended September 30, 2005 resulting in a common stock book value of $11.43 per share, up from $10.26 on December 31, 2004.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2005 or December 31, 2004.

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

Investments in available for sale securities of $3,144,572 consisted of U.S. Governmental Agency obligations with maturities ranging from one to twenty-six months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on September 30, 2005, were $141,994,586 compared to $133,046,165 on December 31, 2004. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 39.1% of the Bank’s loans as of September 30, 2005 are fixed rate loans with 60.9% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2005, were $138,941,803, compared to $126,953,966 on December 31, 2004. The September total comes from a base of approximately 10,555 accounts compared to 9,845 accounts at December 31, 2004; a 7.2% increase. Interest-bearing accounts represented 83.8% of the 2005 period-end deposits versus 85.8% at December 31, 2004.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table. The increased ratios as of September 30, 2005 partially result from the reclassification of certain government guaranteed loans to a lower risk weighting in the calculation of risk weighted assets.

	Ratio	Minimum Required For Capital Adequacy Purposes
September 30, 2005:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	12.65%	8.0%
Surrey Bank & Trust	11.59%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	11.39%	4.0%
Surrey Bank & Trust	10.34%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	9.26%	4.0%
Surrey Bank & Trust	8.41%	4.0%

December 31, 2004:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	11.61%	8.0%
Surrey Bank & Trust	10.52%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	10.36%	4.0%
Surrey Bank & Trust	9.26%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	8.98%	4.0%
Surrey Bank & Trust	8.08%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for loan losses charged to operations was $275,583 in the first nine months of 2005 compared to $208,662 for the same period in 2004. The reserve for loan losses on September 30, 2005 was $2,279,488 or 1.58% of period end loans. This percentage is derived from total loans. Approximately $25,307,000 of loans at September 30, 2005 are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation the loan loss reserve is approximately 1.80% of outstanding loans.

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

At September 30, 2005, the Bank had loans totaling approximately $499,793 in nonaccrual status.

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

At September 30, 2005 the liquidity position of the Company was good, with short-term liquid assets of $14,669,125. Deposit growth was approximately $3,054,000 greater than the growth in loans in the nine months of 2005. During the period the Bank invested in Bank Owned Life Insurance (BOLI) which reduced the net funds growth produced by deposits and loans. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $13,700,000. At September 30, 2005, $500,000 had been borrowed against these lines.

Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $17,165,000 at September 30, 2005. Advances taken down against the Federal Home Loan Bank line amounted to $12,950,000 at September 30, 2005. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $2,000,000. At September 30, 2005 no balance was due on this line.

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
(a.) Exhibits

31.1 Certification
31.2 Certification
32. Certification

(b.) Reports on 8-K

Incorporated by Reference to 8-Ks filed August 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: November 10, 2005	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: November 10, 2005	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer