Form 10KSB
period 2005-12-31
SURREY BANCORP
filed 2006-03-24
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, NO PAR VALUE

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $12,731,519.

The aggregate market value of the voting stock as of March 16, 2006 held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within the last 60 days was $31.1 million.

1,472,064 shares of the Issuer’s common stock were issued and outstanding as of March 16, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2005, is incorporated by reference into Form 10-KSB Part II, Items 6 and 7, and Part III, Item 13. The issuer’s Proxy Statement dated March 31, 2006, is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2,500,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: highway construction, trucking, auto dealers, real estate leasing and development, medical offices, furniture manufacturing, contractors, and bridge construction. Total loans and loan commitments to these industry groups at December 31, 2005 and 2004 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2005	2004
Real Estate	$13,236,000	$13,064,000
Heavy and Civil Engineering Construction	8,825,000	6,725,000
Trucking	6,995,000	5,023,000
Motor Vehicle and Parts Dealers	4,654,000	5,077,000
Offices of Physicians and Dentist	4,211,000	3,633,000
Food Manufacturing	3,398,000	—
Construction of Buildings	3,288,000	1,598,000
Fabricated Metal Products Manufacturing	2,785,000	4,581,000
Religious, Civic and Similar Organizations	2,553,000	2,266,000
Food Service and Drinking Places	2,430,000	1,908,000
Motion Picture and Sound Recording Industries	2,421,000	—
Specialty Trade Contractors	2,208,000	1,396,000
Repair and Maintenance Industries	2,201,000	1,381,000
Furniture and Related Product Manufacturing	1,154,000	1,538,000
Merchant Wholesalers, Durable Goods	2,142,000	1,156,000
Animal Production	2,068,000	—

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2005.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $7.8 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $7.8 million and $48.3 million, and additional reserves must be maintained on aggregate balances in excess of $48.3 million in an amount equal to equal to 10.0% of the excess. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2005, the Bank met its reserve requirements.

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

Capital Adequacy. The Bank is subject to capital requirements and limits on activities established by the FDIC. Under the capital regulations, the Bank generally is required to maintain Tier 1 risk-based capital, as such term is defined therein, of 4.0% and total risk-based capital, as such term is defined therein, of 8.0%. In addition, the Bank is required to provide a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1% to 2% if the Bank has less than the highest regulatory rating. The Bank is not permitted to engage in any activity not permitted for a national bank unless (i) it is in compliance with its capital requirements and (ii) the FDIC determines that the activity would not pose a risk to the deposit insurance fund. With certain exceptions, the Bank also is not permitted to acquire equity investments of a type, or in an amount, not permitted for a national bank.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had eight (8) officers, fifty-five (55) full-time employees, and twelve (12) part-time employees as of December 31, 2005.

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

The Bank has two branch locations in Mount Airy, North Carolina. The 1280 West Pine Street branch is a two-story brick building with approximately 4,500 square feet of floor space. The branch also has drive up facilities and is leased under a five-year agreement, which extends through March of 2010. In June of 2003, the 2050 Rockford Street branch was opened. It is a one-story brick building with approximately 2,400 square feet of floor space with drive up facilities.

The Bank opened a branch office in Stuart, Virginia in December of 2000. The building is a modular unit with approximately 1,600 square feet of floor space located at 303 South Main Street in Stuart, Virginia. The branch also has drive up facilities. The land on which the modular branch resides is leased under a renewable one-year agreement that commenced in December of 2000.

In December of 2003, the Bank opened a temporary branch office in Pilot Mountain, North Carolina. In August, 2005, the Bank moved to permanent facilities in Pilot Mountain at 653 South Key Street. The branch is a one-story brick building with approximately 2,800 square feet of floor space. The building has drive up facilities.

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

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.OB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2005 – Price Per Share*		2004 – Price Per Share*
	High	Low	High	Low
First Quarter	$16.67	$16.38	$13.33	$12.50
Second Quarter	$16.67	$14.58	$20.00	$10.21
Third Quarter	$16.67	$15.83	$18.33	$15.00
Fourth Quarter	$20.00	$15.25	$17.50	$15.83

*	Adjusted for the effects of a 20% stock dividend issued February 28, 2006.

The last sales price of the common stock on March 16, 2006 was $27.05. The approximate number of holders of the Company’s 1,472,094 shares of Common Stock as of December 31, 2005 is 1,600. There are 189,356 shares of the Company’s Preferred Stock issued as of December 31, 2005. The preferred stock is non cumulative and convertible into 1.0434 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003.

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

Omitted, per general instruction E. The information required by Items 6 and 7 of Part II is incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2005 attached as Exhibit 13 to this Form 10KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-KSB, Surrey Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2005.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

and

ITEM 10.	EXECUTIVE COMPENSATION

and

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2005 which is to be filed with the SEC by April 30, 2006.

The following table sets forth equity compensation plan information at December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	156,872	$5.38	21,651
Equity compensation plans not approved by security holders	NA	NA	NA
Total	156,872	$5.38	21,651

A description of the Company’s equity compensation plans is presented in Note 14 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2005 which is to be filed with the SEC by April 30, 2006.

ITEM 13.	EXHIBITS

The following documents are filed as part of the report:

		2005 Annual Report To Stockholders Pages*
1.	Consolidated Financial Statements

	Consolidated Balance Sheets December 31, 2005 and 2004	3

	Consolidated Statements of Income Years ended December 31, 2005, 2004 and 2003	4

	Consolidated Statements of Stockholders’ Equity Years ended December 31, 2005, 2004 and 2003	5

	Consolidated Statements of Cash Flows Years ended December 31, 2005, 2004 and 2003	7

	Notes to Consolidated Financial Statements	9 – 35

	Report of Registered Public Accounting Firm	36

* Incorporated by reference from the indicated pages of the 2005 Annual Report to Stockholders

2.	Consolidated Financial Statement Schedules:

	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits

	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2005 which is to be filed with the SEC by April 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

3/24/06	/s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Edward C. Ashby, III Edward C. Ashby, III	Director, President and Chief Executive Officer	03/24/06

/s/ Mark H. Towe Mark H. Towe	Sr. Vice President and Chief Financial Officer	03/24/06

/s/ William A. Johnson William A. Johnson	Director	03/24/06

/s/ Elizabeth Johnson Lovill Elizabeth Johnson Lovill	Director	03/24/06

/s/ Robert H. Moody Robert H. Moody	Director	03/24/06

/s/ Tom G. Webb Tom G. Webb	Director	03/24/06

/s/ Hylton Wright Hylton Wright	Director	03/24/06

/s/ Gene Rees Gene Rees	Director	03/24/06

/s/ Buddy Williams Buddy Williams	Director	03/24/06

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

13.1	2005 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-KSB).

21	Subsidiaries of the Registrant

23	Consent of Larrowe & Company PLC

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Accounting Officer

32	Section 1350 Certifications