Form 10QSB
period 2006-03-31
SURREY BANCORP
filed 2006-05-12
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

COMMISSION FILE NO. 0000-50313

SURREY BANCORP

(Exact name of small business issuer as specified in its charter)

North Carolina	59-3772016
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 North Renfro Street, Mount Airy, NC 27030

(Address of principal executive offices)

(336) 783-3900

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On May 5, 2006 there were 1,471,252 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 2006	December 2005
Assets
Cash and due from banks	$1,687,939	$1,789,131
Interest-bearing deposits with banks	16,126,531	20,515,582
Federal funds sold	405,000	504,000
Investment securities available for sale	3,128,133	4,129,223
Restricted equity securities	1,051,230	1,007,130
Loans, net of allowance for loan losses of $2,365,716 in 2006 and $2,311,298 in 2005	143,788,080	142,385,041
Property and equipment, net	4,567,086	4,607,952
Foreclosed assets	185,158	36,045
Accrued income	867,393	813,667
Goodwill	120,000	120,000
Bank owned life insurance	2,768,126	2,740,420
Other assets	936,690	922,636

Total assets	$175,631,366	$179,570,827

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$24,043,931	$23,953,425
Interest-bearing	116,210,229	121,902,246

Total deposits	140,254,160	145,855,671

Federal funds purchased and securities sold under agreements to repurchase	869,369	1,157,917
Short-term debt	800,000	—
Long-term debt	14,493,326	14,494,525
Dividends payable on preferred stock	29,414	30,068
Accrued interest payable	359,023	312,869
Other liabilities	919,222	458,991

Total liabilities	157,724,514	162,310,041

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with a liquidation value of $14 per share	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value; 1,471,252 shares issued in 2006 and 1,472,094 shares issued in 2005	8,220,261	8,236,917
Retained earnings	7,078,853	6,418,744
Accumulated other comprehensive income (loss)	(12,587)	(15,200)

Total stockholders’ equity	17,906,852	17,260,786

Total liabilities and stockholders’ equity	$175,631,366	$179,570,827

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
Interest income
Loans and fees on loans	$2,902,872	$2,254,317
Federal funds sold	4,390	2,179
Investment securities, taxable	42,516	26,387
Deposits with banks	177,216	60,117

Total interest income	3,126,994	2,343,000

Interest expense
Deposits	983,771	650,262
Federal funds purchased	—	664
Securities sold under agreements to repurchase	7,431	2,110
Short-term debt	7,369	—
Long-term debt	145,166	109,346

Total interest expense	1,143,737	762,382

Net interest income	1,983,257	1,580,618

Provision for loan losses	82,839	120,006

Net interest income after provision for loan losses	1,900,418	1,460,612

Noninterest income
Service charges on deposit accounts	243,235	224,527
Net gain on sale of mortgage loans	20,416	24,597
Gain on sale of government guaranteed loans	27,588	—
Fees on mortgage loans delivered to correspondents	24,480	27,996
Foreclosed assets, net	1,925	—
Other service charges and fees	46,000	83,992
Other operating income	162,489	101,297

Total noninterest income	526,133	462,409

Noninterest expense
Salaries and employee benefits	695,576	636,449
Occupancy expense	93,251	85,763
Equipment expense	79,809	89,961
Data processing	73,558	87,633
Other expense	396,195	379,182

Total noninterest expense	1,338,389	1,278,988

Net income before income taxes	1,088,162	644,033
Income tax expense	398,639	248,024

Net income	689,523	396,009

Preferred stock dividends declared	(29,414)	(29,415)

Net income available to common shareholders	$660,109	$366,594

Basic earnings per share	$0.45	$0.25

Diluted earnings per share	$0.39	$0.22

Basic weighted average shares outstanding	1,472,085	1,453,362

Diluted weighted average shares outstanding	1,762,946	1,769,679

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
Cash flows from operating activities
Net income	$689,523	$396,009
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	82,522	83,276
Stock-based compensation	2,976	—
Provision for loan losses	82,839	120,006
Deferred income taxes	(8,464)	(2,576)
Accretion of discount on securities, net of amortization of premiums	(12,603)	(7,119)
Increase in cash surrender value of life insurance	(27,706)	(9,149)
Changes in assets and liabilities:
Accrued income	(53,726)	(139,218)
Other assets	(7,229)	65,403
Accrued interest payable	46,154	91,178
Other liabilities	460,231	113,384

Net cash provided by operating activities	1,254,517	711,194

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	4,389,051	(101,622)
Net (increase) decrease in federal funds sold	99,000	(200,000)
Purchases of investment securities	(989,375)	(1,989,666)
Sales and maturities of investment securities	2,007,320	1,516,359
Purchases of restricted equity securities	(44,100)	(117,470)
Net increase in loans	(1,634,991)	(5,527,356)
Purchases of property and equipment	(41,656)	(156,918)
Purchase of bank owned life insurance	—	(2,650,000)

Net cash provided by (used in) investing activities	3,785,249	(9,226,673)

Cash flows from financing activities
Net increase (decrease) in deposits	(5,601,511)	10,917,138
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(288,548)	(2,851,765)
Net increase in short-term debt	800,000	—
Net increase (decrease) in long-term debt	(1,199)	998,893
Dividends paid on preferred stock	(30,068)	(29,987)
Common stock options exercised	—	3,900
Fractional shares purchased	(19,632)	—

Net cash provided by (used in) financing activities	(5,140,958)	9,038,179

Net increase (decrease) in cash and cash equivalents	(101,192)	522,700

Cash and cash equivalents, beginning	1,789,131	1,810,543

Cash and cash equivalents, ending	$1,687,939	$2,333,243

Supplemental disclosures of cash flow information
Interest paid	$1,097,583	$671,204

Taxes paid	$8,790	$32,074

Loans transferred to foreclosed properties	$149,113	$—

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2006 and 2005 (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Unrealized Appreciation (Depreciation) On Securities	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	189,356	$2,620,325	1,211,008	$8,100,261	$4,337,224	$(12,389)	$15,045,421

Comprehensive income
Net income	—	—	—	—	396,009	—	396,009
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax benefit of $3,898	—	—	—	—	—	(6,214)	(6,214)

Total comprehensive income	—	—	—	—	—	—	389,795

Common stock issued
Common stock options exercised	—	—	634	249,865	—	—	3,900

Dividends declared on convertible preferred stock ($.16 per share)	—	—	—	—	(29,415)	—	(29,415)

Balance, March 31, 2005	189,356	$2,620,325	1,211,642	$8,104,161	$4,703,818	$(18,603)	$15,409,701

Balance, January 1, 2006	189,356	$2,620,325	1,472,094	$8,236,917	$6,418,744	$(15,200)	$17,260,786

Comprehensive income
Net income	—	—	—	—	689,523	—	689,523
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $1,639	—	—	—	—	—	2,613	2,613

Total comprehensive income	—	—	—	—	—	—	692,136

Common stock issued
Fractional shares purchased	—	—	(842)	(19,632)	—	—	(19,632)
Stock-based compensation	—	—	—	2,976	—	—	2,976

Dividends declared on convertible preferred stock ($.16 per share)	—	—	—	—	(29,414)	—	(29,414)

Balance, March 31, 2006	189,356	$2,620,325	1,471,252	$8,220,261	$7,078,853	$(12,587)	$17,906,852

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005, and its changes in stockholders’ equity and cash flows for the three months ended March 31, 2006 and 2005. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2005 included in the Company’s Form 10-KSB.

ORGANIZATION

Surrey Bancorp (the “Company”) began operation on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. Shareholders of the bank received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common stock owned.

Surrey Bank & Trust (the “Bank”) was organized and incorporated under the laws of the State of North Carolina on July 15 and commenced operations on July 22, 1996. The Bank currently serves Surry County, North Carolina and Patrick County, Virginia and surrounding areas through five banking offices. As a state chartered bank, which is not a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

Surrey Investment Services, Inc. (“Subsidiary”) was organized and incorporated under the laws of the State of North Carolina on February 10, 1998. The Subsidiary provides insurance services through SB&T Insurance and investment advice and brokerage services through U-VEST.

On July 31, 2000, Surrey Bank & Trust formed Friendly Finance, LLC, a subsidiary operation specializing in the purchase of sales finance contracts from local automobile dealers. The Bank originally had a 60% majority interest in the company. On March 1, 2003, the Bank acquired the minority interest in Friendly Finance, LLC in exchange for the satisfaction of other commitments of the holder of the minority interest. On January 1, 2005, Friendly Finance, LLC’s name was changed to Freedom Finance, LLC.

The accounting and reporting policies of the Company and subsidiaries follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

CRITICAL ACCOUNTING POLICIES

The notes to our audited consolidated financial statements for the year ended December 31, 2005 contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments with often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

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

PRESENTATION OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents includes cash and amounts due from depository institutions (including cash items in process of collection). Overnight interest bearing deposits and federal funds sold are shown separately. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per FASB Statement No. 104. Federal Funds purchased are shown separately.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2006 and December 31, 2005, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. During the third quarter of 2005, the Bank entered a program to sell the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the sale. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at March 31, 2006.

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

Activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005 follows:

	March 31,
	2006	2005
Balance at beginning of year	$2,311,298	$2,294,131
Add provision charged to expense	82,839	120,006
Less net charge-offs	(28,421)	(72,114)

	$2,365,716	$2,342,023

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.

Stock-based Compensation

During the first quarter of 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123-revised 2004 (SFAS 123R), Share-Based Payment which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R did not have a material impact on our consolidated financial position, results of operations and cash flows. See Note 5 for further information regarding our stock based compensation assumptions and expenses.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2006 and 2005 were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. The potential dilutive shares are represented by common stock options and by the Series A convertible preferred stock which is convertible into 1.0434 shares of common stock.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2005, has been taken from the audited financial statements at that date.

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2006, the Company had commitments to extend credit, including unused lines of credit of approximately $32,315,000. Letters of credit totaling $1,438,819 were outstanding.

NOTE 5. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $4,509 and $0 for the three-month periods ended March 31, 2006 and 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $1,533 and $0 for the three months ended March 31, 2006 and 2005, respectively.

In 1997, the Company has adopted a qualified incentive stock option plan which reserves, as amended, 75,718 shares (adjusted for stock exchange, dividends and exercised shares) for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant.

The Company also adopted a non-qualified stock option plan in 1997, which reserves, as amended, 102,805 shares (adjusted for stock exchange, dividends and exercised shares) for purchase by non-employee directors. Options granted under this plan are exercisable after six months from the date of the grant at not less than the fair market value of the stock at the date of the grant. The life of such options shall not extend more than ten years from the date of the grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the quarters ended March 31, 2006 and 2005.

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of our Company. The expected life is based on the average life of the options of 10 years and the weighted average graded vesting period of 5 years, and forfeitures are considered immaterial based on the historical data of the Company.

A summary of option activity under the stock option plans as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented below:

	Options Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	21,651	156,872	$5.38
Exercised	—	—	—
Authorized	—	—	—
Forfeited	—	—	—
Granted	—	—	—

Balance at March 31, 2006	21,651	156,872	$5.38

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at March 31, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 4.83	104,383	$4.83	1.2	104,383	$4.83
6.05	8,394	6.05	3.3	8,394	6.05
7.89	6,653	7.89	4.8	6,663	7.89
5.13	29,882	5.13	5.3	26,587	5.13
10.59	5,760	10.59	7.3	2,304	10.59
12.29	1,800	12.29	8.1	360	12.29

Total/Average	156,872	$5.38	2.5	148,691	$5.20

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

	Three Months Ended March 31, 2006
Incentive and non qualified stock options:
Fair value of options granted during period expected to vest	$	n/a

Aggregate intrinsic value of exerciseable and nonvested options expected to vest		$3,000,181

Number of nonvested options expected to vest		8,190

Weighted average price of nonvested options expected to vest		$8.69

Weighted average remaining life of nonvested options expected to vest		5.95

Intrinsic value of nonvested options expected to vest		$129,484

No options were granted in the three months ended March 31, 2006.

As of March 31, 2006, there was $36,077 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of .95 years. The total fair value of shares vested during the three month period ended March 31, 2006 was $31,239.

The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the three month period ended March 31, 2005.

Three Months Ended March 31, 2005
Net income available to common shareholders, as reported	$366,594
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(5,276)

Pro forma net income	$361,318

Earnings per share – basic, as reported	$0.25

Earnings per share – diluted, as reported	$0.22

Earnings per share – basic, proforma	$0.25

Earnings per share – diluted, proforma	$0.21

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
March 31, 2006
Net interest income	$1,868,291	$114,966	$—	$1,983,257
Other revenue – external customers	524,478	1,655	—	526,133
Depreciation and amortization	81,871	651	—	82,522
Provision for loan losses	(21,599)	104,438	—	82,839
Net income	727,566	(38,043)	—	689,523
Assets	174,832,588	2,440,626	(1,641,848)	175,631,366

March 31, 2005
Net interest income	$1,521,117	$59,501	$—	$1,580,618
Other revenue – external customers	449,525	12,884	—	462,409
Depreciation and amortization	82,625	651	—	83,276
Provision for loan losses	120,006	—	—	120,006
Net income	386,827	9,182	—	396,009
Assets	167,358,589	1,670,077	(2,103,190)	166,925,476

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended March 31, 2006. The Company does allocate income taxes to the segments. Other revenue represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in one geographical area.

NOTE 7. BENEFIT PLANS

During the first quarter of 2005, the Company adopted a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $86,853 and $6,681 at March 31, 2006 and 2005, respectively. Employee benefits expense, an actuarially determined amount, was $20,043 and $6,681 for the three months ended March 31, 2006 and 2005, respectively. The assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets used in the initial calculations for the plan were 7%, 4% and 6.62%, respectively.

During the first quarter of 2005, the Company also adopted a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $88,793 and $0 at March 31, 2006 and 2005, respectively. Deferred directors’ fees expensed were $25,513 and $0 for the three months ended March 31, 2006 and 2005, respectively. The amounts deferred are held in a rabbi trust.

The Company has purchased and is the primary beneficiary of life insurance policies designed to fund the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $2,768,126 and $2,659,126 at March 31, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three months ending March 31, 2006 and 2005. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements

Net income available for common shareholders for the three months ended March 31, 2006, was $689,523 or $.39 per diluted share outstanding compared to a $396,009 or $.22 per diluted share outstanding for the same period in 2005. Earnings for the three months ended March 31, 2006 are approximately 74.1% higher than for the same period in 2005. The increase results from a 25.5% increase in net interest income. The net interest income increase is due to growth and an improvement in our net interest margin.

On March 31, 2006, Surrey Bancorp’s assets totaled $175,631,366 compared to $179,570,827 on December 31, 2005. Net loans were $143,788,080 compared to $142,385,041 on December 31, 2005. This modest growth was primarily in the commercial loan area which has increased 9.1% over December 2005 totals.

Total deposits on March 31, 2006, were $140,254,160 compared to $145,855,671 at the end of 2005. This decrease is primarily attributable to decreases in money market accounts and certificates of deposit. The money market decreases result from funds invested by depositors at December 31, 2005, on a temporary basis before moving them to other investment opportunities during the first quarter of 2006. The certificates of deposit reduction results primarily from general rate increases in competing markets. Demand deposits decreased 2.4% from 2005 totals. Certificates of deposit decreased 2.1% from December 31, 2005 totals, while savings deposits, which include money market accounts, decreased 15.2%.

Common shareholders’ equity increased by $646,066 or 3.74% during the three months ended March 31, 2006 resulting in a common stock book value of $10.39 per share, up from $9.95 on December 31, 2005.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2006 or December 31, 2005.

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

Investments in available for sale securities of $3,128,133 consisted of U.S. Governmental Agency obligations with maturities ranging from one to twenty-four months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2006, were $143,788,080 compared to $142,385,041 on December 31, 2005. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 41.2% of the Bank’s loans as of March 31, 2006 are fixed rate loans with 58.8% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2006, were $140,254,160, compared to $145,855,671 on December 31, 2005. The March total comes from a base of approximately 10,907 accounts compared to 10,713 accounts at December 31, 2005; a 1.8% increase. Interest-bearing accounts represented 82.9% of the 2006 period-end deposits versus 83.6% at December 31, 2005.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
March 31, 2006:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.35%	8.0%
Surrey Bank & Trust	12.38%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	12.09%	4.0%
Surrey Bank & Trust	11.12%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	9.58%	4.0%
Surrey Bank & Trust	8.80%	4.0%

December 31, 2005:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.01%	8.0%
Surrey Bank & Trust	11.99%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	11.75%	4.0%
Surrey Bank & Trust	10.74%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	9.45%	4.0%
Surrey Bank & Trust	8.64%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for loan losses charged to operations was $82,839 in the first three months of 2006 compared to $120,006 for the same period in 2005. The reserve for loan losses on March 31, 2006 was $2,365,716 or 1.62% of period end loans. This percentage is derived from total loans. Approximately $27,305,000 of loans at March 31, 2006 are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation the loan loss reserve is approximately 1.87% of outstanding loans.

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

At March 31, 2006, the Bank had loans totaling approximately $497,513 in nonaccrual status.

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

At March 31, 2006, the liquidity position of the Company was good, with short-term liquid assets of $18,219,470. Deposit declines coupled with loan growth in the first quarter reduced the liquidity position by approximately $4,600,000 from December 31, 2005 totals. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $13,700,000. There were no outstanding advances against these lines at March 31, 2006. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $17,091,000 at March 31, 2006. Advances taken down against the Federal Home Loan Bank line amounted to $14,450,000 at March 31, 2006. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $2,000,000. At March 31, 2006, $800,000 was outstanding on this line.

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

(a.) Exhibits

31.1 Certification

31.2 Certification

32. Certification

(b.) Reports on 8-K

Incorporated by Reference to 8-Ks filed February 3, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: May 12, 2006	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: May 12, 2006	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer