Form 10QSB
period 2006-06-30
SURREY BANCORP
filed 2006-08-11
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2006

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

On August 4, 2006 there were 1,494,170 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

Consolidated Balance Sheets

June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	June 2006	December 2005
Assets
Cash and due from banks	$1,712,514	$1,789,131
Interest-bearing deposits with banks	18,293,965	20,515,582
Federal funds sold	406,000	504,000
Investment securities available for sale	3,615,092	4,129,223
Restricted equity securities	1,051,230	1,007,130
Loans, net of allowance for loan losses of $2,436,380 in 2006 and $2,311,298 in 2005	143,038,635	142,385,041
Property and equipment, net	4,511,742	4,607,952
Foreclosed assets	25,807	36,045
Accrued income	894,080	813,667
Goodwill	120,000	120,000
Bank owned life insurance	2,794,466	2,740,420
Other assets	1,685,378	922,636

Total assets	$178,148,909	$179,570,827

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$26,412,416	$23,953,425
Interest-bearing	115,204,246	121,902,246

Total deposits	141,616,662	145,855,671
Federal funds purchased and securities sold under agreements to repurchase	593,991	1,157,917
Short-term debt	1,200,000	—
Long-term debt	14,492,127	14,494,525
Dividends payable on preferred stock	29,742	30,068
Accrued interest payable	381,458	312,869
Other liabilities	1,288,579	458,991

Total liabilities	159,602,559	162,310,041

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non- cumulative, perpetual; with a liquidation value of $14 per share	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value; 1,483,056 shares issued in 2006 and 1,472,094 shares issued in 2005	8,293,430	8,236,917
Retained earnings	7,649,254	6,418,744
Accumulated other comprehensive income (loss)	(16,659)	(15,200)

Total stockholders’ equity	18,546,350	17,260,786

Total liabilities and stockholders’ equity	$178,148,909	$179,570,827

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Six months ended June 30, 2006 and 2005 (Unaudited)

	2006	2005
Interest income
Loans and fees on loans	$5,952,354	$4,724,728
Federal funds sold	9,288	5,721
Investment securities, taxable	94,987	60,056
Deposits with banks	324,795	112,942

Total interest income	6,381,424	4,903,447

Interest expense
Deposits	2,027,273	1,388,620
Federal funds purchased	—	1,108
Securities sold under agreements to repurchase	16,688	6,304
Short-term debt	28,010	—
Long-term debt	292,749	227,463

Total interest expense	2,364,720	1,623,495

Net interest income	4,016,704	3,279,952

Provision for loan losses	281,463	172,681

Net interest income after provision for loan losses	3,735,241	3,107,271

Noninterest income
Service charges on deposit accounts	510,198	459,631
Net gain on sale of mortgage loans	50,967	54,700
Gain on sale of government guaranteed loans	27,588	—
Fees on mortgage loans delivered to correspondents	58,787	49,667
Other service charges and fees	93,361	66,459
Other operating income	297,238	265,321

Total noninterest income	1,038,139	895,778

Noninterest expense
Salaries and employee benefits	1,370,747	1,228,786
Occupancy expense	183,834	171,956
Equipment expense	167,079	182,692
Data processing	163,632	175,396
Foreclosed assets, net	749	—
Other expense	855,937	759,713

Total noninterest expense	2,741,978	2,518,543

Net income before income taxes	2,031,402	1,484,506

Income tax expense	741,735	561,996

Net income	1,289,667	922,510

Preferred stock dividends declared	(59,157)	(59,158)

Net income available to common shareholders	$1,230,510	$863,352

Basic earnings per share	$0.84	$0.59

Diluted earnings per share	$0.74	$0.52

Basic weighted average shares outstanding	1,472,527	1,458,862

Diluted weighted average shares outstanding	1,753,307	1,773,317

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended June 30, 2006 and 2005 (Unaudited)

	2006	2005
Interest income
Loans and fees on loans	$3,049,482	$2,470,411
Federal funds sold	4,898	3,542
Investment securities, taxable	52,471	33,669
Deposits with banks	147,579	52,825

Total interest income	3,254,430	2,560,447

Interest expense
Deposits	1,043,502	738,358
Federal funds purchased	—	444
Securities sold under agreements to repurchase	9,257	4,194
Short-term debt	20,641	—
Long-term debt	147,583	118,117

Total interest expense	1,220,983	861,113

Net interest income	2,033,447	1,699,334

Provision for loan losses	198,624	52,675

Net interest income after provision for loan losses	1,834,823	1,646,659

Noninterest income
Service charges on deposit accounts	266,963	235,104
Net gain on sale of mortgage loans	30,551	30,103
Fees on mortgage loans delivered to correspondents	34,307	21,671
Other service charges and fees	47,361	35,060
Other operating income	134,749	111,431

Total noninterest income	513,931	433,369

Noninterest expense
Salaries and employee benefits	675,171	592,337
Occupancy expense	90,583	86,193
Equipment expense	87,270	92,731
Data processing	90,074	87,763
Foreclosed assets, net	2,674	—
Other expense	459,742	380,531

Total noninterest expense	1,405,514	1,239,555

Net income before income taxes	943,240	840,473

Income tax expense	343,096	313,972

Net income	600,144	526,501

Preferred stock dividends declared	(29,743)	(29,742)

Net income available to common shareholders	$570,401	$496,759

Basic earnings per share	$0.39	$0.34

Diluted earnings per share	$0.34	$0.30

Basic weighted average shares outstanding	1,472,965	1,464,301

Diluted weighted average shares outstanding	1,753,422	1,766,447

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005 (Unaudited)

	2006	2005
Cash flows from operating activities
Net income	$1,289,667	$922,510
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	166,416	168,629
Loss on the sale/abandonment of fixed assets	—	3,813
Loss on the sale of foreclosed assets	749	—
Stock-based compensation	3,977	—
Provision for loan losses	281,463	172,681
Deferred income taxes	(21,123)	(10,304)
Accretion of discount on securities, net of amortization of premiums	(22,489)	(18,201)
Increase in cash surrender value of life insurance	(54,046)	(36,596)
Changes in assets and liabilities:
Accrued income	(80,413)	(177,993)
Other assets	(740,704)	(524,174)
Accrued interest payable	68,589	113,069
Other liabilities	829,588	537,995

Net cash provided by operating activities	1,721,674	1,151,429

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	2,221,617	(772,814)
Net (increase) decrease in federal funds sold	98,000	(201,000)
Purchases of investment securities	(2,480,272)	(3,481,285)
Sales and maturities of investment securities	3,014,518	3,025,100
Purchases of restricted equity securities	(44,100)	(216,470)
Net increase in loans	(1,118,854)	(10,290,965)
Proceeds from the sale of foreclosed assets	193,286	—
Purchases of property and equipment	(70,206)	(398,989)
Purchase of bank owned life insurance	—	(2,650,000)

Net cash provided by (used in) investing activities	1,813,989	(14,986,423)

Cash flows from financing activities
Net increase (decrease) in deposits	(4,239,009)	14,111,501
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(563,926)	(3,071,542)
Net increase in short-term debt	1,200,000	—
Net increase (decrease) in long-term debt	(2,398)	3,197,786
Dividends paid on preferred stock	(59,483)	(59,403)
Common stock options exercised	59,847	84,610
Fractional shares purchased	(19,641)	—
Tax benefit related to exercise of non-incentive stock options	12,330	—

Net cash provided by (used in) financing activities	(3,612,280)	14,262,952

Net increase (decrease) in cash and cash equivalents	(76,617)	427,958

Cash and cash equivalents, beginning	1,789,131	1,810,543

Cash and cash equivalents, ending	$1,712,514	$2,238,501

Supplemental disclosures of cash flow information
Interest paid	$2,296,131	$1,510,426

Taxes paid	$735,690	$584,574

Loans transferred to foreclosed properties	$183,797	$—

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Six months ended June 30, 2006 and 2005 (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Unrealized Appreciation (Depreciation) On Securities	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	189,356	$2,620,325	1,211,008	$8,100,261	$4,337,224	$(12,389)	$15,045,421

Comprehensive income
Net income	—	—	—	—	922,510	—	922,510
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax benefit of $927	—	—	—	—	—	(1,478)	(1,478)

Total comprehensive income	—	—	—	—	—	—	921,032

Common stock issued
Common stock options exercised	—	—	14,318	84,610	—	—	84,610
Dividends declared on convertible preferred stock ($.32 per share)	—	—	—	—	(59,158)	—	(59,158)

Balance, June 30, 2005	189,356	$2,620,325	1,225,326	$8,184,871	$5,200,576	$(13,867)	$15,991,905

Balance, January 1, 2006	189,356	$2,620,325	1,472,094	$8,236,917	$6,418,744	$(15,200)	$17,260,786

Comprehensive income
Net income	—	—	—	—	1,289,667	—	1,289,667
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $915	—	—	—	—	—	(1,459)	(1,459)

Total comprehensive income	—	—	—	—	—	—	1,288,208

Common stock issued
Common stock options exercised	—	—	11,804	59,847	—	—	59,847
Tax benefit related to exercise of non-qualified stock options	—	—	—	12,330	—	—	12,330
Fractional shares purchased	—	—	(842)	(19,641)	—	—	(19,641)
Stock-based compensation	—	—	—	3,977	—	—	3,977
Dividends declared on convertible preferred stock ($.32 per share)	—	—	—	—	(59,157)	—	(59,157)

Balance, June 30, 2006	189,356	$2,620,325	1,483,056	$8,293,430	$7,649,254	$(16,659)	$18,546,350

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of June 30, 2006 and December 31, 2005, the results of operations for the six and three months ended June 30, 2006 and 2005, and its changes in stockholders’ equity and cash flows for the six and three months ended June 30, 2006 and 2005. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2005 included in the Company’s Form 10-KSB.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2006 and December 31, 2005, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. During the third quarter of 2005, the Bank entered a program to sell the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the sale. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at June 30, 2006.

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

Activity in the allowance for loan losses for the six months ended June 30, 2006 and 2005 follows:

	June 30,
	2006	2005
Balance at beginning of year	$2,311,298	$2,294,131
Add provision charged to expense	281,463	172,681
Less net charge-offs	(156,381)	(176,769)

	$2,436,380	$2,290,043

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

The adoption of SFAS 123R did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 5 for further information regarding the Company’s stock based compensation assumptions and expenses.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2006 and 2005 were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At June 30, 2006, the Company had commitments to extend credit, including unused lines of credit of approximately $31,524,000. Letters of credit totaling $1,409,953 were outstanding.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $6,025 and $0 for the six-month periods ended June 30, 2006 and 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $2,049 and $0 for the six months ended June 30, 2006 and 2005, respectively.

In 1997, the Company has adopted a qualified incentive stock option plan which reserves, as amended, 66,218 shares (adjusted for stock exchange, dividends and exercised shares) for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant.

The Company also adopted a non-qualified stock option plan in 1997, which reserves, as amended, 100,500 shares (adjusted for stock exchange, dividends and exercised shares) for purchase by non-employee directors. Options granted under this plan are exercisable after six months from the date of the grant at not less than the fair market value of the stock at the date of the grant. The life of such options shall not extend more than ten years from the date of the grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the periods ended June 30, 2006 and 2005.

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

A summary of option activity under the stock option plans as of June 30, 2006, and changes during the six month period ended June 30, 2006 is presented below:

	Options Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	21,651	156,872	$5.38
Exercised	—	(11,804)	5.07
Authorized	—	—	—
Forfeited	—	—	—
Granted	—	—	—

Balance at June 30, 2006	21,651	145,068	$5.40

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at June 30, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$4.83	94,883	$4.83	0.9	94,883	$4.83
6.05	6,090	6.05	3.1	6,090	6.05
7.89	6,653	7.89	4.6	6,663	7.89
5.13	29,882	5.13	5.1	26,587	5.13
10.59	5,760	10.59	7.1	2,304	10.59
12.29	1,800	12.29	7.8	720	12.29

Total/Average	145,068	$5.40	2.4	137,247	$5.23

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

	Six Months Ended June 30, 2006
Incentive and non qualified stock options:
Fair value of options granted during period expected to vest	$	n/a

Aggregate intrinsic value of exerciseable and nonvested options expected to vest		$2,263,489

Number of nonvested options expected to vest		7,830

Weighted average price of nonvested options expected to vest		$8.53

Weighted average remaining life of nonvested options expected to vest		5.70

Intrinsic value of nonvested options expected to vest		$97,640

No options were granted in the six or three months ended June 30, 2006.

As of June 30, 2006, there was $34,561 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of .70 years. The total fair value of shares vested during the six month period ended June 30, 2006 was $39,147.

The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the six and three month periods ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income available to common shareholders, as reported	$496,759	$863,352
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(5,276)	(10,552)

Pro forma net income	$491,483	$852,800

Earnings per share – basic, as reported	$0.34	$0.59

Earnings per share – diluted, as reported	$0.30	$0.52

Earnings per share – basic, proforma	$0.34	$0.58

Earnings per share – diluted, proforma	$0.30	$0.52

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, 2006 and 2005 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
June 30, 2006
Net interest income	$3,764,874	$251,830	$—	$4,016,704
Other revenue – external customers	1,035,518	1,872	—	1,037,390
Depreciation and amortization	165,114	1,302	—	166,416
Provision for loan losses	108,923	172,540	—	281,463
Net income	1,336,706	(47,039)	—	1,289,667
Assets	177,033,876	2,830,850	(1,715,817)	178,148,909

June 30, 2005
Net interest income	$3,144,809	$135,143	$—	$3,279,952
Other revenue – external customers	890,733	5,045	—	895,778
Depreciation and amortization	167,327	1,302	—	168,629
Provision for loan losses	172,624	57	—	172,681
Net income	907,326	15,184	—	922,510
Assets	173,357,002	1,674,445	(1,903,459)	173,127,988

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended June 30, 2006. The Company does allocate income taxes to the segments. Other revenue represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in one geographical area.

NOTE 7. BENEFIT PLANS

During the first quarter of 2005, the Company adopted a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $106,896 and $20,043 at June 30, 2006 and 2005, respectively. Employee benefits expense, an actuarially determined amount, was $40,086 and $26,724 for the six months ended June 30, 2006 and 2005, respectively. The assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets used in the initial calculations for the plan were 7%, 4% and 6.62%, respectively.

During the first quarter of 2005, the Company also adopted a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $105,855 and $31,168 at June 30, 2006 and 2005, respectively. Deferred directors’ fees expensed were $42,575 and $31,168 for the six months ended June 30, 2006 and 2005, respectively. The amounts deferred are held in a rabbi trust.

The Company has purchased and is the primary beneficiary of life insurance policies designed to fund the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $2,794,466 and $2,740,420 at June 30, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the six and three months ending June 30, 2006 and 2005. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements

Net income available for common shareholders for the three months ended June 30, 2006, was $570,401 or $.34 per diluted share outstanding compared to a $496,759 or $.30 per diluted share outstanding for the same period in 2005. Earnings for the three months ended June 30, 2006 are approximately 14.8% higher than for the same period in 2005. The increase results from a 19.7% increase in net interest income. The net interest income increase is due to an increase in our average interest earnings assets in the second quarter of 2006 over the same period in 2005, and an improvement in our net interest margin.

Net income available for common shareholders for the six months ended June 30, 2006, was $1,230,510 or $.74 per diluted share outstanding compared to an $863,352 or $.52 per diluted share outstanding for the same period in 2005. Earnings for the six months ended June 30, 2006 are approximately 42.5% higher than for the same period in 2005. The increase primarily results from a 22.5% increase in net interest income from $3,279,952 in 2005 to $4,016,704 in 2006.

On June 30, 2006, Surrey Bancorp’s assets totaled $178,148,909 compared to $179,570,827 on December 31, 2005. Net loans were $143,038,635 compared to $142,385,041 on December 31, 2005. This small increase is due to increases in construction loans and consumer loans over December 2005 totals. Construction and consumer loans have increased 51.2% and 10.4%, respectively over 2005 year end totals. However, these increases have been partially offset by decreases in mortgage and home equity loans. Mortgage and home equity loans have decreased 7.7% and 3.8%, respectively from December 31, 2005 totals.

Total deposits on June 30, 2006, were $141,616,662 compared to $145,855,671 at the end of 2005. This decrease is primarily attributable to decreases in money market accounts and certificates of deposit. The money market decreases result from funds invested by depositors at December 31, 2005, on a temporary basis before moving them to other investment opportunities during the first quarter of 2006. The certificates of deposit reduction results primarily from general rate increases in competing markets. Demand deposits decreased 1.2% from 2005 totals. Certificates of deposit decreased 1.5% from December 31, 2005 totals, while savings deposits, which include money market accounts, decreased 13.5%. Common shareholders’ equity increased by $1,285,564 or 8.78% during the six months ended June 30, 2006 resulting in a common stock book value of $10.74 per share, up from $9.95 on December 31, 2005.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2006 or December 31, 2005.

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

Investments in available for sale securities of $3,615,092 consisted of U.S. Governmental Agency obligations with maturities ranging from one to twenty-one months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2006, were $143,038,635 compared to $142,385,041 on December 31, 2005. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 41.7% of the Bank’s loans as of June 30, 2006 are fixed rate loans with 58.3% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2006, were $141,616,662, compared to $145,855,671 on December 31, 2005. The June total comes from a base of approximately 10,993 accounts compared to 10,713 accounts at December 31, 2005; a 2.6% increase. Interest-bearing accounts represented 81.4% of the 2006 period-end deposits versus 83.6% at December 31, 2005.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
June 30, 2006:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.64%	8.0%
Surrey Bank & Trust	12.64%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	12.39%	4.0%
Surrey Bank & Trust	11.38%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.03%	4.0%
Surrey Bank & Trust	9.22%	4.0%

December 31, 2005:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.01%	8.0%
Surrey Bank & Trust	11.99%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	11.75%	4.0%
Surrey Bank & Trust	10.74%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	9.45%	4.0%
Surrey Bank & Trust	8.64%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for loan losses charged to operations was $281,463 in the first six months of 2006 compared to $172,681 for the same period in 2005. The reserve for loan losses on June 30, 2006 was $2,436,380 or 1.67% of period end loans. This percentage is derived from total loans. Approximately $25,818,000 of loans at June 30, 2006 are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 1.91% of outstanding loans.

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

Unsecured loans, that are past due more than 90 days are placed into nonaccrual status. Secured loans reach nonaccrual status when they surpass 120 days past due. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status.

At June 30, 2006, the Bank had loans totaling approximately $403,981 in nonaccrual status.

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

At June 30, 2006, the liquidity position of the Company was good, with short-term liquid assets of $20,412,479. Deposit declines coupled with loan growth during the first six months of 2006 reduced the liquidity position by approximately $625,000 from December 31, 2005 totals. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $13,700,000. There were no outstanding advances against these lines at June 30, 2006. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $16,677,000 at June 30, 2006. Advances taken down against the Federal Home Loan Bank line amounted to $14,450,000 at June 30, 2006. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $2,250,000. At June 30, 2006, $1,200,000 was outstanding on this line.

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

PART II–OTHER INFORMATION

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

Incorporated by Reference to 8-Ks filed April 26 and April 27, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: August 11, 2006	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: August 11, 2006	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer