Form 10QSB
period 2006-09-30
SURREY BANCORP
filed 2006-11-06
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2006

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

On November 3, 2006 there were 1,494,423 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

Consolidated Balance Sheets

September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	September 2006	December 2005
Assets
Cash and due from banks	$1,720,644	$1,789,131
Interest-bearing deposits with banks	17,288,148	20,515,582
Federal funds sold	408,000	504,000
Investment securities available for sale	3,627,767	4,129,223
Restricted equity securities	1,051,230	1,007,130
Loans, net of allowance for loan losses of $2,528,533 in 2006 and $2,311,298 in 2005	145,687,311	142,385,041
Property and equipment, net	4,455,566	4,607,952
Foreclosed assets	76,323	36,045
Accrued income	975,634	813,667
Goodwill	120,000	120,000
Bank owned life insurance	2,820,804	2,740,420
Other assets	2,158,546	922,636

Total assets	$180,389,973	$179,570,827

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$26,403,203	$23,953,425
Interest-bearing	118,011,965	121,902,246

Total deposits	144,415,168	145,855,671
Federal funds purchased and securities sold under agreements to repurchase	366,367	1,157,917
Long-term debt	13,990,929	14,494,525
Dividends payable on preferred stock	30,069	30,068
Accrued interest payable	527,945	312,869
Other liabilities	1,676,663	458,991

Total liabilities	161,007,141	162,310,041

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with a liquidation value of $14 per share	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value; 1,494,423 shares issued in 2006 and 1,472,094 shares issued in 2005	8,415,593	8,236,917
Retained earnings	8,352,594	6,418,744
Accumulated other comprehensive income (loss)	(5,680)	(15,200)

Total stockholders’ equity	19,382,832	17,260,786

Total liabilities and stockholders’ equity	$180,389,973	$179,570,827

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Nine months ended September 30, 2006 and 2005 (Unaudited)

	2006	2005
Interest income
Loans and fees on loans	$9,154,043	$7,400,901
Federal funds sold	14,536	9,991
Investment securities, taxable	151,476	90,581
Deposits with banks	510,855	189,933

Total interest income	9,830,910	7,691,406

Interest expense
Deposits	3,195,298	2,221,050
Federal funds purchased	—	1,108
Securities sold under agreements to repurchase	25,264	9,257
Short-term debt	28,010	—
Long-term debt	454,546	361,686

Total interest expense	3,703,118	2,593,101

Net interest income	6,127,792	5,098,305

Provision for loan losses	409,984	275,583

Net interest income after provision for loan losses	5,717,808	4,822,722

Noninterest income
Service charges on deposit accounts	767,815	733,055
Net gain on sale of mortgage loans	78,282	80,805
Gain on sale of government guaranteed loans	27,588	181,545
Fees on mortgage loans delivered to correspondents	90,203	83,455
Other service charges and fees	142,500	104,417
Other operating income	418,388	365,176

Total noninterest income	1,524,776	1,548,453

Noninterest expense
Salaries and employee benefits	2,106,617	1,869,640
Occupancy expense	276,913	272,486
Equipment expense	249,266	271,420
Data processing	256,882	268,176
Foreclosed assets, net	(1,691)	525
Other expense	1,244,169	1,200,702

Total noninterest expense	4,132,156	3,882,949

Net income before income taxes	3,110,428	2,488,226

Income tax expense	1,087,352	940,869

Net income	2,023,076	1,547,357

Preferred stock dividends declared	(89,226)	(89,225)

Net income available to common shareholders	$1,933,850	$1,458,132

Basic earnings per share	$1.31	$1.00

Diluted earnings per share	$1.15	$0.89

Basic weighted average shares outstanding	1,479,715	1,462,892

Diluted weighted average shares outstanding	1,754,804	1,742,494

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended September 30, 2006 and 2005 (Unaudited)

	2006	2005
Interest income
Loans and fees on loans	$3,201,689	$2,676,173
Federal funds sold	5,248	4,270
Investment securities, taxable	56,489	30,525
Deposits with banks	186,060	76,991

Total interest income	3,449,486	2,787,959

Interest expense
Deposits	1,168,025	832,430
Securities sold under agreements to repurchase	8,576	2,953
Long-term debt	161,797	134,223

Total interest expense	1,338,398	969,606

Net interest income	2,111,088	1,818,353
Provision for loan losses	128,521	102,902

Net interest income after provision for loan losses	1,982,567	1,715,451

Noninterest income
Service charges on deposit accounts	257,617	273,424
Net gain on sale of mortgage loans	27,315	26,105
Gain on the sale of government guaranteed loans	—	181,545
Fees on mortgage loans delivered to correspondents	31,416	33,788
Other service charges and fees	49,139	37,958
Other operating income	121,150	99,855

Total noninterest income	486,637	652,675

Noninterest expense
Salaries and employee benefits	735,870	640,854
Occupancy expense	93,079	100,530
Equipment expense	82,187	88,728
Data processing	93,250	92,780
Foreclosed assets, net	(2,440)	525
Other expense	388,232	440,989

Total noninterest expense	1,390,178	1,364,406

Net income before income taxes	1,079,026	1,003,720
Income tax expense	345,617	378,872

Net income	733,409	624,848

Preferred stock dividends declared	(30,069)	(30,068)

Net income available to common shareholders	$703,340	$594,780

Basic earnings per share	$0.47	$0.40

Diluted earnings per share	$0.41	$0.36

Basic weighted average shares outstanding	1,493,855	1,470,821

Diluted weighted average shares outstanding	1,768,019	1,750,631

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005 (Unaudited)

	2006	2005
Cash flows from operating activities
Net income	$2,023,076	$1,547,357
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	252,387	261,572
Loss on the sale/abandonment of fixed assets	—	20,672
Gain on the sale of foreclosed assets	(1,691)	—
Stock-based compensation	15,489	—
Provision for loan losses	409,984	275,583
Deferred income taxes	(85,318)	(18,032)
Accretion of discount on securities, net of amortization of premiums	(35,202)	(25,056)
Increase in cash surrender value of life insurance	(80,384)	(64,043)
Changes in assets and liabilities:
Accrued income	(161,967)	(205,946)
Other assets	(1,156,564)	(828,958)
Accrued interest payable	215,076	186,222
Other liabilities	1,217,672	848,789

Net cash provided by operating activities	2,612,558	1,998,160

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	3,227,434	(82,687)
Net (increase) decrease in federal funds sold	96,000	(202,000)
Purchases of investment securities	(3,467,143)	(4,475,286)
Sales and maturities of investment securities	4,019,293	4,040,097
Purchases of restricted equity securities	(44,100)	(216,470)
Net increase in loans	(3,977,751)	(9,340,136)
Proceeds from the sale of foreclosed assets	226,910	—
Purchases of property and equipment	(100,001)	(728,939)
Purchase of bank owned life insurance	—	(2,650,000)

Net cash provided by (used in) investing activities	(19,358)	(13,655,421)

Cash flows from financing activities
Net increase (decrease) in deposits	(1,440,503)	11,987,837
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(791,550)	(2,559,294)
Net increase (decrease) in long-term debt	(503,596)	1,696,679
Dividends paid on preferred stock	(89,225)	(89,144)
Common stock options exercised	115,788	89,036
Fractional shares purchased	(19,641)	—
Tax benefit related to exercise of non-incentive stock options	67,040	45,686

Net cash provided by (used in) financing activities	(2,661,687)	11,170,800

Net increase (decrease) in cash and cash equivalents	(68,487)	(486,461)

Cash and cash equivalents, beginning	1,789,131	1,810,543

Cash and cash equivalents, ending	$1,720,644	$1,324,082

Supplemental disclosures of cash flow information
Interest paid	$3,488,042	$2,406,879

Taxes paid	$1,172,140	$898,824

Loans transferred to foreclosed properties	$265,497	$116,132

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Nine months ended September 30, 2006 and 2005 (Unaudited)

						Unrealized Appreciation (Depreciation) On Securities

	Preferred Stock		Common Stock		Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance, January 1, 2005	189,356	$2,620,325	1,211,008	$8,100,261	$4,337,224	$(12,389)	$15,045,421

Comprehensive income
Net income	—	—	—	—	1,547,357	—	1,547,357
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax benefit of $3,016	—	—	—	—	—	(4,808)	(4,808)

Total comprehensive income	—	—	—	—	—	—	1,542,549

Common stock issued
Common stock options exercised	—	—	15,037	89,036	—	—	89,036
Tax benefit related to exercise of non-qualified stock options				45,686			45,686
Dividends declared on convertible preferred stock ($.47 per share)	—	—	—	—	(89,225)	—	(89,225)

Balance, September 30, 2005	189,356	$2,620,325	1,226,045	$8,234,983	$5,795,356	$(17,197)	$16,633,467

Balance, January 1, 2006	189,356	$2,620,325	1,472,094	$8,236,917	$6,418,744	$(15,200)	$17,260,786

Comprehensive income
Net income	—	—	—	—	2,023,076	—	2,023,076
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $5,972	—	—	—	—	—	9,520	9,520

Total comprehensive income	—	—	—	—	—	—	2,032,596

Common stock issued
Common stock options exercised	—	—	23,171	115,788	—	—	115,788
Tax benefit related to exercise of non-qualified stock options	—	—	—	67,040	—	—	67,040
Fractional shares purchased	—	—	(842)	(19,641)	—	—	(19,641)
Stock-based compensation	—	—	—	15,489	—	—	15,489
Dividends declared on convertible preferred stock ($.47 per share)	—	—	—	—	(89,226)	—	(89,226)

Balance, September 30, 2006	189,356	$2,620,325	1,494,423	$8,415,593	$8,352,594	$(5,680)	$19,382,832

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of September 30, 2006 and December 31, 2005, the results of operations for the nine and three months ended September 30, 2006 and 2005, and its changes in stockholders’ equity and cash flows for the nine and three months ended September 30, 2006 and 2005. All adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2005 included in the Company’s Form 10-KSB.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2006 and December 31, 2005, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. During the third quarter of 2005, the Bank entered a program to sell the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the sale. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2006.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 follows:

	September 30,
	2006	2005
Balance at beginning of year	$2,311,298	$2,294,131
Add provision charged to expense	409,984	275,583
Less net charge-offs	(192,749)	(290,226)

	$2,528,533	$2,279,488

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2006 and 2005 were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At September 30, 2006, the Company had commitments to extend credit, including unused lines of credit of approximately $31,431,000. Letters of credit totaling $1,308,107 were outstanding.

NOTE 5. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $23,468 and $0 for the nine-month periods ended September 30, 2006 and 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $7,979 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

In 1997, the Company has adopted a qualified incentive stock option plan which reserves, as amended, 65,114 shares (adjusted for stock exchange, dividends and exercised shares) for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant.

The Company also adopted a non-qualified stock option plan in 1997, which reserves, as amended, 90,236 shares (adjusted for stock exchange, dividends and exercised shares) for purchase by non-employee directors. Options granted under this plan are exercisable after six months from the date of the grant at not less than the fair market value of the stock at the date of the grant. The life of such options shall not extend more than ten years from the date of the grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the periods ended September 30, 2006 and 2005.

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

A summary of option activity under the stock option plans as of September 30, 2006, and changes during the nine month period ended September 30, 2006 is presented below:

	Options Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	21,651	156,872	$5.38
Exercised	—	(23,171)	5.00
Authorized	—	—	—
Forfeited	—	—	—
Granted	—	—	—

Balance at September 30, 2006	21,651	133,701	$5.45

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at September 30, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$4.83	84,619	$4.83	0.7	84,619	$4.83
6.05	5,240	6.05	2.8	5,240	6.05
7.89	6,653	7.89	4.3	6,653	7.89
5.13	29,629	5.13	4.8	29,629	5.13
10.59	5,760	10.59	6.8	3,456	10.59
12.29	1,800	12.29	7.6	720	12.29

Total/Average	133,701	$5.45	2.2	130,317	$5.30

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

	Nine Months Ended September 30, 2006
Incentive and non qualified stock options:
Fair value of options granted during period expected to vest	$	n/a

Aggregate intrinsic value of exercisable and nonvested options expected to vest		$2,347,798

Number of nonvested options expected to vest		3,384

Weighted average price of nonvested options expected to vest		$11.13

Weighted average remaining life of nonvested options expected to vest		5.45

Intrinsic value of nonvested options expected to vest		$40,168

No options were granted in the nine or three months ended September 30, 2006.

As of September 30, 2006, there was $17,118 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of .45 years. The total fair value of shares vested during the nine month period ended September 30, 2006 was $139,433.

The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the nine and three month periods ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income available to common shareholders, as reported	$594,780	$1,458,132
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(5,276)	(15,828)

Pro forma net income	$589,504	$1,442,304

Earnings per share – basic, as reported	$0.41	$1.00

Earnings per share – diluted, as reported	$0.36	$0.89

Earnings per share – basic, proforma	$0.40	$0.98

Earnings per share – diluted, proforma	$0.34	$0.88

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, 2006 and 2005 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
September 30, 2006
Net interest income	$5,734,658	$393,134	$—	$6,127,792
Other revenue – external customers	1,522,567	2,209	—	1,524,776
Depreciation and amortization	250,332	2,055	—	252,387
Provision for loan losses	156,583	253,401	—	409,984
Net income	2,085,461	(62,385)	—	2,023,076
Assets	178,928,608	3,120,823	(1,659,458)	180,389,973

September 30, 2005
Net interest income	$4,875,903	$222,402	$—	$5,098,305
Other revenue – external customers	1,545,831	2,622	—	1,548,453
Depreciation and amortization	259,619	1,953	—	261,572
Provision for loan losses	272,868	2,715	—	275,583
Net income	1,521,290	26,067	—	1,547,357
Assets	171,160,918	1,690,652	(1,810,270)	171,041,300

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended September 30, 2006. The Company does allocate income taxes to the segments. Other revenue represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in one geographical area.

NOTE 7. BENEFIT PLANS

During the first quarter of 2005, the Company adopted a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $127,636 and $46,767 at September 30, 2006 and 2005, respectively. Employee benefits expense, an actuarially determined amount, was $60,826 and $46,767 for the nine months ended September 30, 2006 and 2005, respectively. The assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets used in the initial calculations for the plan were 7%, 4% and 6.62%, respectively.

During the first quarter of 2005, the Company also adopted a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $121,870 and $43,128 at September 30, 2006 and 2005, respectively. Deferred directors’ fees expensed were $58,590 and $43,128 for the nine months ended September 30, 2006 and 2005, respectively. The amounts deferred are held in a rabbi trust.

The Company has purchased and is the primary beneficiary of life insurance policies designed to fund the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $2,820,804 and $2,714,043 at September 30, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the nine and three months ending September 30, 2006 and 2005. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements

Net income available for common shareholders for the three months ended September 30, 2006, was $703,340 or $.41 per diluted share outstanding compared to a $594,780 or $.36 per diluted share outstanding for the same period in 2005. Earnings for the three months ended September 30, 2006 are approximately 18.3% higher than for the same period in 2005. The increase results from a 16.1% increase in net interest income. The net interest income increase is due to an increase in our average interest earnings assets in the third quarter of 2006 over the same period in 2005, and an improvement in our net interest margin.

Net income available for common shareholders for the nine months ended September 30, 2006, was $1,933,850 or $1.15 per diluted share outstanding compared to a $1,458,132 or $.89 per diluted share outstanding for the same period in 2005. Earnings for the nine months ended September 30, 2006 are approximately 32.6% higher than for the same period in 2005. The increase primarily results from a 20.2% increase in net interest income from $5,098,305 in 2005 to $6,127,792 in 2006.

On September 30, 2006, Surrey Bancorp’s assets totaled $180,389,973 compared to $179,570,827 on December 31, 2005. Net loans were $145,687,311 compared to $142,385,041 on December 31, 2005. This increase is due to increases in commercial, construction and consumer loans over December 2005 totals. Commercial, construction and consumer loans have increased 3.4%, 72.8% and 12.2%, respectively over 2005 year end totals. However, these increases have been partially offset by decreases in mortgage and home equity loans. Mortgage and home equity loans have decreased 10.9% and 4.0%, respectively from December 31, 2005 totals.

Total deposits on September 30, 2006, were $144,415,168 compared to $145,855,671 at the end of 2005. This decrease is primarily attributable to decreases in demand deposit and money market accounts. The money market decreases result from funds invested by depositors at December 31, 2005, on a temporary basis before moving them to other investment opportunities during the first quarter of 2006. Demand deposits decreased 2.4% from 2005 totals. Certificates of deposit increased 2.9% from December 31, 2005 totals, while savings deposits, which include money market accounts, decreased 15.6%.

Common shareholders’ equity increased by $2,122,046 or 14.49% during the nine months ended September 30, 2006 resulting in a common stock book value of $11.22 per share, up from $9.95 on December 31, 2005.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2006 or December 31, 2005.

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

Investments in available for sale securities of $3,627,767 consisted of U.S. Governmental Agency obligations with maturities ranging from one to eighteen months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on September 30, 2006, were $145,687,311 compared to $142,385,041 on December 31, 2005. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 41.7% of the Bank’s loans as of September 30, 2006 are fixed rate loans with 58.3% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2006, were $144,415,168, compared to $145,855,671 on December 31, 2005. The September total comes from a base of approximately 11,123 accounts compared to 10,713 accounts at December 31, 2005; a 3.8% increase. Interest-bearing accounts represented 81.7% of the 2006 period-end deposits versus 83.6% at December 31, 2005.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
September 30, 2006:
Total Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.87%	8.0%
Surrey Bank & Trust	12.84%	8.0%
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	12.61%	4.0%
Surrey Bank & Trust	11.58%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	10.41%	4.0%
Surrey Bank & Trust	9.56%	4.0%

December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.01%	8.0%
Surrey Bank & Trust	11.99%	8.0%
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	11.75%	4.0%
Surrey Bank & Trust	10.74%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	9.45%	4.0%
Surrey Bank & Trust	8.64%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for possible loan losses.

The provision for loan losses charged to operations was $409,984 in the first nine months of 2006 compared to $275,583 for the same period in 2005. Freedom Finance, LLC’s portion of the loan loss provision was $253,401 during the period compared to $2,715 for the same period in 2005. This was due to significant loan growth. Loans in Freedom Finance, LLC have basically doubled since December 31, 2005, from $1,637,000 to $3,091,000.

The reserve for loan losses on September 30, 2006 was $2,528,533 or 1.71% of period end loans. This percentage is derived from total loans. Approximately $26,451,000 of loans at September 30, 2006 are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 1.94% of outstanding loans.

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

At September 30, 2006, the Bank had loans totaling approximately $436,160 in nonaccrual status.

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

At September 30, 2006, the liquidity position of the Company was good, with short-term liquid assets of $19,416,792. Deposit declines coupled with loan growth during the first nine months of 2006 reduced the liquidity position by approximately $3,392,000 from December 31, 2005 totals. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $12,700,000. There were no outstanding advances against these lines at September 30, 2006. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $15,138,000 at September 30, 2006. Advances taken down against the Federal Home Loan Bank line amounted to $12,450,000 at September 30, 2006. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $2,250,000. At September 30, 2006, $1,500,000 was outstanding on this line.

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

Incorporated by Reference to 8-Ks filed July 25, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: November 6, 2006	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: November 6, 2006	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer