Form 10KSB
period 2006-12-31
SURREY BANCORP
filed 2007-03-26
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The issuer’s revenues for its most recent fiscal year were $15,497,900.

The aggregate market value of the voting stock as of March 16, 2007, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within the last 60 days was $32.6 million.

3,072,702 shares of the Issuer’s common stock were issued and outstanding as of March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2006, is incorporated by reference into Form 10-KSB Part II, Items 6 and 7, and Part III, Item 13. The issuer’s Proxy Statement dated March 30, 2007, is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Surrey Bancorp (the “Company”) began operations on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. The Company is subject to regulation by the Federal Reserve.

Surrey Bank & Trust (the “Bank”) was incorporated on July 15, 1996 as a North Carolina banking corporation and opened for business on July 22, 1996. As such, the Bank operates under the laws of the State of North Carolina. As a state chartered, nonmember bank, the Bank is subject to regulation by the Commissioner, North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation (the “FDIC”).

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $3,000,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: highway construction, trucking, auto dealers, real estate leasing and development, medical offices, furniture manufacturing, contractors, and bridge construction. Total loans and loan commitments to these industry groups at December 31, 2006 and 2005 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2006	2005
Real Estate	$12,506,000	$13,236,000
Heavy and Civil Engineering Construction	8,626,000	8,825,000
Motion Picture and Sound Recording Industries	6,972,000	2,421,000
Crop Production	6,746,000	1,706,000
Trucking	5,549,000	6,995,000
Fabricated Metal Products Manufacturing	6,516,000	2,785,000
Construction of Buildings	5,862,000	3,288,000
Animal Production	5,616,000	2,068,000

Educational Services	5,140,000	—
Motor Vehicle and Parts Dealers	4,524,000	4,654,000
Food Manufacturing	4,500,000	3,398,000
Repair and Maintenance Industries	3,834,000	2,201,000
Mining	3,322,000	—
Religious, Civic and Similar Organizations	3,039,000	2,553,000
Building Materials and Garden Equipment Dealers	2,758,000	964,000
Food Service and Drinking Places	2,545,000	2,430,000
Computer and Electronic Product Manufacturing	2,327,000	—
Beverage and Tobacco Product Manufacturing	2,307,000	—
Merchant Wholesalers, Durable Goods	1,954,000	2,142,000
Gasoline Stations	1,942,000	1,753,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2006.

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

Federal Regulation

As a Bank Holding Company, Surrey Bancorp is subject to regulation, supervision and regular examinations by the Federal Reserve. The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve for the acquisition of more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. In addition, the Bank Holding Company Act restricts the extension of credit to any bank holding company by its subsidiary bank. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or own or control more than five percent of the voting shares of any company that is not a bank. The Federal Reserve has deemed limited activities to be closely related to banking and therefore permissible for a bank holding company.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2006, no reserves were required to be maintained on the first $7.8 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $7.8 million and $48.3 million, and additional reserves were required to be maintained on aggregate balances in excess of $48.3 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2007, no reserves will be required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $8.5 million and $45.8 million, and additional reserves are required on aggregate balances in excess of $45.8 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2006, the Bank met its reserve requirements.

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

Deposit Insurance Assessments. The Bank’s deposits are insured up to $100,000, $250,000 for retirement accounts, per insured account by the Federal Deposit Insurance Corporation. During 2006, the FDIC approved a new risk-based assessment system for deposit insurance. It is expected that all banks will pay assessments under this revised system, while under the previous system, certain banks deemed not to pose a threat to the deposit insurance system did not pay any assessments. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. Under the revised assessment rate schedule, the Bank’s assessment will range from 0.02% to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically. Increases in the assessment rate may have an adverse effect on the Bank’s operating results. The FDIC has the authority to terminate deposit insurance.

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

State Regulation

As a North Carolina-chartered bank, the Bank is also subject to extensive supervision and regulation by the Commissioner. The Commissioner enforces state laws that set specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks. Among other things, the approval of the Commissioner is generally required before a North Carolina-chartered commercial bank may establish branch offices. North Carolina banking law requires that any merger, liquidation or sale of substantially all of the assets of the Bank must be approved by the Commissioner and the holders of two thirds of the Bank’s outstanding common stock.

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

Future Legislation and Regulations

The Company cannot predict what new legislation might be enacted or what regulations might be adopted or amended, or if enacted, adopted or amended, their effect on its operations. Any change in applicable law or regulation, state or federal, may have a material adverse effect on its business.

Environmental Laws

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Bank’s capital expenditures, earnings or competitive position.

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had eight (8) officers, fifty-nine (59) full-time employees, and nine (9) part-time employees as of December 31, 2006.

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

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.OB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2006 – Price Per Share*		2005 – Price Per Share*
	High	Low	High	Low
First Quarter	$14.00	$10.00	$8.34	$8.19
Second Quarter	$12.50	$10.55	$8.34	$7.29
Third Quarter	$11.50	$10.38	$8.34	$7.92
Fourth Quarter	$13.00	$11.00	$10.00	$7.63

*	Adjusted for the effects of a 2 for 1 common stock split issued March 1, 2007.

The last sales price of the common stock on March 16, 2007 was $14.25. The approximate number of holders of the Company’s 3,002,168 shares of Common Stock as of December 31, 2006 is 1,600. There are 189,356 shares of the Company’s Preferred Stock issued as of December 31, 2006. The preferred stock is non cumulative and convertible into 2.0868 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003.

Each holder of Common Stock is entitled to dividends paid by the Company when and if declared by the Board of Directors from funds legally available therefore. The determination and declaration of dividends is within the discretion of the Board of Directors subject to legal conditions. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank (Surrey Bank & Trust). Our only source of income is dividends paid by the Bank and interest income from excess funds invested in time deposits with the Bank. We must pay all of our operating expenses from funds we receive from the Bank. North Carolina banking requires that dividends from a bank be paid out of the Bank’s retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from us only to the extent that funds are available from the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Subject to these restrictions, our Board of Directors will consider the payment of dividends when it is deemed prudent to do so. The Board of Directors does not anticipate that the Company will declare any cash dividends for the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

and

ITEM 7.	FINANCIAL STATEMENTS

Omitted, per general instruction E. The information required by Items 6 and 7 of Part II is incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2006 attached as Exhibit 13 to this Form 10KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 17, 2006, the Audit Committee of the Board of Directors of Surrey Bancorp (the “Company”) was notified by the Company’s independent accountants, Larrowe & Company, PLC (“Larrowe”), that it had merged with the firm of Elliott Davis, LLC, effective on that date, and that it would no longer operate or provide audit services as a separate entity. At a meeting held on November 21, 2006, the Company’s Audit Committee approved the engagement of Elliott Davis, LLC, the successor firm in the merger, to serve as the Company’s independent accountants for the fiscal year ended December 31, 2006.

The Company engaged Larrowe as its independent accountants for the fiscal years ended December 31, 2005 and 2004. Larrowe’s reports on the Company’s consolidated financial statements for those two years did not contain any adverse opinion or disclaimer of opinion, nor were the opinions expressed in the reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the most recent two fiscal years and the interim period preceding the Audit Committee’s decision to engage Elliott Davis as the Company’s new independent accountants, there were no disagreements with Larrowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Larrowe, would have caused Larrowe to make reference to the subject matter of the disagreement in connection with its report.

During the two fiscal years ended December 31, 2005 and 2004, and the subsequent interim periods through and including the date of Elliott Davis’ appointment as the Company’s independent accountants, the Company has not consulted with Elliott Davis on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any other matter or reportable event described in Item 304(a)(2)(i) or (ii) of Regulation S-B.

ITEM 8A.	CONTROLS AND PROCEDURES

As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-KSB, Surrey Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

and

ITEM 10.	EXECUTIVE COMPENSATION

and

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2006 which is to be filed with the SEC by April 30, 2007.

The following table sets forth equity compensation plan information at December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	252,188	$2.74	43,302
Equity compensation plans not approved by security holders	NA	NA	NA
Total	252,188	$2.74	43,302

A description of the Company’s equity compensation plans is presented in Note 14 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2006 which is to be filed with the SEC by April 30, 2007.

ITEM 13.	EXHIBITS

The following documents are filed as part of the report:

2006 Annual Report To Stockholders Pages*
1. Consolidated Financial Statements

Consolidated Balance Sheets December 31, 2006 and 2005	3

Consolidated Statements of Income Years ended December 31, 2006, 2005 and 2004	4

Consolidated Statements of Stockholders’ Equity Years ended December 31, 2006, 2005 and 2004	5

Consolidated Statements of Cash Flows Years ended December 31, 2006, 2005 and 2004	7

Notes to Consolidated Financial Statements	9 –37

Report of Registered Public Accounting Firm	38

*	Incorporated by reference from the indicated pages of the 2006 Annual Report to Stockholders

2.	Consolidated Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2006 which is to be filed with the SEC by April 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

3/26/07	/s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Edward C. Ashby, III	Director, President and	3/26/07
Edward C. Ashby, III	Chief Executive Officer

/s/ Mark H. Towe	Sr. Vice President and	3/26/07
Mark H. Towe	Chief Financial Officer

/s/ Hylton Wright	Chairman of the Board	3/26/07
Hylton Wright

/s/ William A. Johnson	Director	3/26/07
William A. Johnson

/s/ Elizabeth Johnson Lovill	Director	3/26/07
Elizabeth Johnson Lovill

/s/ Robert H. Moody	Director	3/26/07
Robert H. Moody

/s/ Tom G. Webb	Director	3/26/07
Tom G. Webb

/s/ Gene Rees	Director	3/26/07
Gene Rees

/s/ Buddy Williams	Director	3/26/07
Buddy Williams

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

13.1	2006 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-KSB).

21	Subsidiaries of the Registrant

23	Consent of Elliott Davis, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Accounting Officer

32	Section 1350 Certifications