Form 10-Q
period 2007-03-31
SURREY BANCORP
filed 2007-05-11
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2007

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

(336) 783-3900

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On May 4, 2007 there were 3,105,064 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

Consolidated Balance Sheets

March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

	March 2007	December 2006
Assets
Cash and due from banks	$1,649,689	$1,830,516
Interest-bearing deposits with banks	28,236,262	16,618,978
Federal funds sold	410,000	409,000
Investment securities available for sale	2,614,067	3,648,745
Restricted equity securities	926,314	1,051,230
Loans, net of allowance for loan losses of $2,524,154 in 2007 and $2,531,305 in 2006	152,293,539	153,852,006
Property and equipment, net	4,535,818	4,443,257
Foreclosed assets	60,184	77,503
Accrued income	996,582	1,047,143
Goodwill	120,000	120,000
Bank owned life insurance	2,872,715	2,847,137
Other assets	1,176,663	1,164,013

Total assets	$195,891,833	$187,109,528

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$26,898,055	$24,339,102
Interest-bearing	132,149,966	126,752,168

Total deposits	159,048,021	151,091,270

Federal funds purchased and securities sold under agreements to repurchase	365,843	509,795
Other borrowings	13,861,643	14,163,487
Dividends payable on preferred stock	29,415	30,069
Accrued interest payable	723,142	604,893
Other liabilities	812,928	682,560

Total liabilities	174,840,992	167,082,074

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with a liquidation value of $14 per share	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value; 3,072,702 shares issued in 2007 and 3,002,168 shares issued in 2006	8,761,420	8,461,247
Retained earnings	9,671,631	8,950,342
Accumulated other comprehensive income (loss)	(2,535)	(4,460)

Total stockholders’ equity	21,050,841	20,027,454

Total liabilities and stockholders’ equity	$195,891,833	$187,109,528

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
Interest income
Loans and fees on loans	$3,409,296	$2,902,872
Federal funds sold	5,292	4,390
Investment securities, taxable	51,905	42,516
Deposits with banks	209,111	177,216

Total interest income	3,675,604	3,126,994

Interest expense
Deposits	1,395,076	983,771
Securities sold under agreements to repurchase	5,665	7,431
Other borrowings	158,482	152,535

Total interest expense	1,559,223	1,143,737

Net interest income	2,116,381	1,983,257

Provision for loan losses	116,100	82,839

Net interest income after provision for loan losses	2,000,281	1,900,418

Noninterest income
Service charges on deposit accounts	257,020	243,235
Gain on sale of government guaranteed loans	147,840	27,588
Fees and yield spread premiums on loans delivered to correspondents	61,502	44,896
Other service charges and fees	65,957	46,000
Other operating income	163,868	162,489

Total noninterest income	696,187	524,208

Noninterest expense
Salaries and employee benefits	760,783	695,576
Occupancy expense	99,736	93,251
Equipment expense	74,590	79,809
Data processing	89,946	73,558
Foreclosed assets, net	11,443	(1,925)
Other expense	533,382	396,195

Total noninterest expense	1,569,880	1,336,464

Net income before income taxes	1,126,588	1,088,162

Income tax expense	375,884	398,639

Net income	750,704	689,523
Preferred stock dividends declared	(29,415)	(29,414)

Net income available to common shareholders	$721,289	$660,109

Basic earnings per share	$0.24	$0.22

Diluted earnings per share	$0.21	$0.20

Basic weighted average shares outstanding	3,061,152	2,944,170

Diluted weighted average shares outstanding	3,561,172	3,525,892

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$750,704	$689,523
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	76,321	82,522
Loss (gain) on the sale of foreclosed assets	11,442	(1,925)
Stock-based compensation	1,287	2,976
Provision for loan losses	116,100	82,839
Deferred income taxes	(36,316)	(8,464)
Accretion of discount on securities, net of amortization of premiums	(10,506)	(12,603)
Increase in cash surrender value of life insurance	(25,578)	(27,706)
Changes in assets and liabilities:
Accrued income	50,561	(53,726)
Other assets	22,458	(7,229)
Accrued interest payable	118,249	46,154
Other liabilities	130,368	460,231

Net cash provided by operating activities	1,205,090	1,252,592

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(11,617,284)	4,389,051
Net (increase) decrease in federal funds sold	(1,000)	99,000
Purchases of investment securities	(983,750)	(989,375)
Sales and maturities of investment securities	2,032,067	2,007,320
Redemption of restricted equity securities	134,400	—
Purchases of restricted equity securities	(9,484)	(44,100)
Net (increase) decrease in loans	1,405,067	(1,695,775)
Proceeds from the sale of foreclosed assets	43,177	62,709
Purchases of property and equipment	(168,882)	(41,656)

Net cash provided by (used in) investing activities	(9,165,689)	3,787,174

Cash flows from financing activities
Net increase (decrease) in deposits	7,956,751	(5,601,511)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(143,952)	(288,548)
Net increase (decrease) in other borrowings	(301,844)	798,801
Dividends paid on preferred stock	(30,069)	(30,068)
Common stock options exercised	120,165	—
Fractional shares purchased	—	(19,632)
Tax benefit related to exercise of non-incentive stock options	178,721	—

Net cash provided by (used in) financing activities	7,779,772	(5,140,958)

Net increase (decrease) in cash and cash equivalents	(180,827)	(101,192)

Cash and cash equivalents, beginning	1,830,516	1,789,131

Cash and cash equivalents, ending	$1,649,689	$1,687,939

Supplemental disclosures of cash flow information
Interest paid	$1,440,974	$1,097,583

Taxes paid	$31,356	$8,790

Loans transferred to foreclosed properties	$37,300	$209,897

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2007 and 2006 (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	189,356	$2,620,325	1,472,094	$8,236,917	$6,418,744	$(15,200)	$17,260,786

Comprehensive income
Net income	—	—	—	—	689,523	—	689,523
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $1,639	—	—	—	—	—	2,613	2,613

Total comprehensive income	—	—	—	—	—	—	692,136

Common stock issued
Fractional shares purchased	—	—	(842)	(19,632)	—	—	(19,632)
Stock-based compensation	—	—	—	2,976	—	—	2,976
Dividends declared on convertible preferred stock ($.16 per share)	—	—	—	—	(29,414)	—	(29,414)

Balance, March 31, 2006	189,356	$2,620,325	1,471,252	$8,220,261	$7,078,853	$(12,587)	$17,906,852

Balance, January 1, 2007	189,356	$2,620,325	3,002,168	$8,461,247	$8,950,342	$(4,460)	$20,027,454

Comprehensive income
Net income	—	—	—	—	750,704	—	750,704
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $1,208	—	—	—	—	—	1,925	1,925

Total comprehensive income	—	—	—	—	—	—	752,629

Common stock issued
Common stock options exercised, net of shares surrendered in cashless exchange	—	—	70,534	120,165	—	—	120,165
Tax benefit related to exercise of non-qualified stock options	—	—	—	178,721	—	—	178,721
Stock-based compensation	—	—	—	1,287	—	—	1,287
Dividends declared on convertible preferred stock ($.16 per share)	—	—	—	—	(29,415)	—	(29,415)

Balance, March 31, 2007	189,356	$2,620,325	3,072,702	$8,761,420	$9,671,631	$(2,535)	$21,050,841

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006, and its changes in stockholders’ equity and cash flows for the three months ended March 31, 2007 and 2006. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2006 included in the Company’s Form 10-KSB.

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

Critical Accounting Policies

The notes to our audited consolidated financial statements for the year ended December 31, 2006 contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments with often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2007 and December 31, 2006, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. During 2005, the Bank entered a program to sell the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the sale. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at March 31, 2007.

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

Activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006 follows:

	March 31,
	2007	2006
Balance at beginning of year	$2,531,305	$2,311,298
Add provision charged to expense	116,100	82,839
Less net charge-offs	(123,251)	(28,421)

	$2,524,154	$2,365,716

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2007 and 2006 were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. The potential dilutive shares are represented by common stock options and by the Series A convertible preferred stock which is convertible into 2.0868 shares of common stock.

NOTE 3. BALANCE SHEETS

The balance sheet at December 31, 2006, has been taken from the audited financial statements at that date.

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2007, the Company had commitments to extend credit, including unused lines of credit of approximately $35,206,000. Letters of credit totaling $1,221,037 were outstanding.

NOTE 5. STOCK BASED COMPENSATION

The Company has two share-based compensation plans. The compensation cost that has been charged against income for those plans was approximately $1,950 and $4,509 for the three-month periods ended March 31, 2007 and 2006, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $663 and $1,533 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
March 31, 2007
Net interest income	$1,962,058	$154,323	$—	$2,116,381
Other revenue – external customers	694,875	1,312	—	696,187
Depreciation and amortization	75,670	651	—	76,321
Provision for loan losses	50,578	65,522	—	116,100
Net income	748,080	(907)	—	747,173
Assets	194,068,257	3,431,782	(1,608,206)	195,891,833

March 31, 2006
Net interest income	$1,868,291	$114,966	$—	$1,983,257
Other revenue – external customers	524,478	1,655	—	526,133
Depreciation and amortization	81,871	651	—	82,522
Provision for loan losses	(21,599)	104,438	—	82,839
Net income	727,566	(38,043)	—	689,523
Assets	174,832,588	2,440,626	(1,641,848)	175,631,366

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended March 31, 2007. The Company does allocate income taxes to the segments. Other revenue represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in one geographical area.

NOTE 7. BENEFIT PLANS

The Company has a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $173,422 and $86,853 at March 31, 2007 and 2006, respectively. Employee benefits expense, an actuarially determined amount, was $23,653 and $20,043 for the three months ended March 31, 2007 and 2006, respectively. The assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets used in the initial calculations for the plan were 7.0%, 4.0% and 6.644%, respectively.

The Company also has a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $226,836 and $88,793 at March 31, 2007 and 2006, respectively. Deferred directors’ fees expensed were $91,045 and $25,513 for the three months ended March 31, 2007 and 2006, respectively. The amounts deferred are held in a rabbi trust.

The Company has purchased and is the primary beneficiary of life insurance policies indirectly related to the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $2,872,715 and $2,768,126 at March 31, 2007 and 2006, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three months ending March 31, 2007 and 2006 This discussion should be read in conjunction with the financial statements and related notes contained within this report.

Surrey Bancorp (“Company”) is a North Carolina corporation, located in Mount Airy, North Carolina. The Company was incorporated on February 6, 2003 and began business on May 1, 2003.

Surrey Bank & Trust (“Bank”) is a North Carolina state Chartered Bank, located in Mount Airy, North Carolina. The Bank was chartered on July 15, 1996 and began operations on July 22, 1996. The Bank has two operating subsidiaries. Surrey Investment Services, Inc and Freedom Finance, LLC.

Effective March 5, 1998 the Bank became a member of the Federal Home Loan Bank.

Highlights

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements

Net income available for common shareholders for the three months ended March 31, 2007, was $721,289 or $0.21 per diluted share outstanding compared to a $660,109 or $0.20 per diluted share outstanding for the same period in 2006. Earnings for the three months ended March 31, 2007 are approximately 9.3% higher than for the same period in 2006. The increase results from a 6.7% increase in net interest income and a 32.8% increase in noninterest income. The net interest income increase is primarily due to growth. The increase in noninterest income is primarily due to an increase in the gains from the sale of government guaranteed loans.

On March 31, 2007, Surrey Bancorp’s assets totaled $195,891,833 compared to $187,109,528 on December 31, 2006. Net loans were $152,293,539 compared to $153,852,006 on December 31, 2006. This decrease is due to decreases in commercial and construction loans from December 2006 totals. Commercial and construction loans have decreased 0.6% and 24.2%, respectively from 2006 year end totals. However, these decreases have been partially offset by increases in mortgage loans. Mortgage loans have increased 3.4% over December 31, 2006 totals.

Total deposits on March 31, 2007, were $159,048,021 compared to $151,091,270 at the end of 2006. This increase is attributable to all deposit categories. Demand deposits increased 6.3% from 2006 totals. Certificates of deposit increased 5.7% from December 31, 2006 totals, while savings deposits, which include money market accounts, increased 2.4%.

Common shareholders’ equity increased by $1,023,387 or 5.11% during the three months ended March 31, 2007 resulting in a common stock book value of $6.00 per share, up from $5.80 on December 31, 2006.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2007 or December 31, 2006.

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

Investments in available for sale securities of $2,614,067 consisted of U.S. Governmental Agency obligations with maturities ranging from three to twenty-seven months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2007, were $152,293,539 compared to $153,852,006 on December 31, 2006. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 44.7% of the Bank’s loans as of March 31, 2007 are fixed rate loans with 55.3% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2007, were $159,048,021, compared to $151,091,270 on December 31, 2006. The March total comes from a base of approximately 11,842 accounts compared to 11,329 accounts at December 31, 2006; a 4.5% increase. Interest-bearing accounts represented 83.1% of the 2007 period-end deposits versus 83.9% at December 31, 2006.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
March 31, 2007:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.29%	8.0%
Surrey Bank & Trust	13.12%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.04%	4.0%
Surrey Bank & Trust	11.86%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.54%	4.0%
Surrey Bank & Trust	9.58%	4.0%

December 31, 2006:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.11%	8.0%
Surrey Bank & Trust	13.07%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	12.85%	4.0%
Surrey Bank & Trust	11.82%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.30%	4.0%
Surrey Bank & Trust	9.47%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The provision for loan losses charged to operations was $116,100 in the first three months of 2007 compared to $82,839 for the same period in 2006.

The reserve for loan losses on March 31, 2007 was $2,524,154 or 1.63% of period end loans. This percentage is derived from total loans. Approximately $31,181,000 of loans at March 31, 2007 are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 1.91% of outstanding loans.

The level of reserve is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions, and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Bank’s asset quality and lending policies. Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition. Management believes that its provision and reserve offer an adequate allowance for loan losses and provide an appropriate reserve for the loan portfolio.

Unsecured loans, that are past due more than 90 days are placed into nonaccrual status. Secured loans reach nonaccrual status when they surpass 120 days past due. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status.

At March 31, 2007, the Bank had loans totaling approximately $460,801 in nonaccrual status.

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

At March 31, 2007, the liquidity position of the Company was high, with short-term liquid assets of $30,295,951. Deposit increases coupled with loan declines during the first quarter of 2007 increased the liquidity position by approximately $11,437,000 from December 31, 2006 totals. The Bank experiences large maturities of time deposits in the second quarter of the year and expects this liquidity position to decrease. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $12,700,000. There were no outstanding advances against these lines at March 31, 2007. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $15,073,000 at March 31, 2007. Advances taken down against the Federal Home Loan Bank line amounted to $11,950,000 at March 31, 2007. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $2,250,000. At March 31, 2007, $1,900,000 was outstanding on this line.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal goals of our asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositor’s withdrawals or borrowers’ loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

We attempt to ensure that adequate funds are available at all times to meet the needs of our customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit, federal fund lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either re-price or mature. We attempt to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or re-pricing opportunities at levels that will afford protection from substantial erosion of net interest margin, to the extent practical, from changes in interest rates.

We use a number of tools to manage our interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods.

Quantitative information about the Bank’s interest rate risk is included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

ITEM 4.	CONTROLS & PROCEDURES

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 1A.	Risk Factors

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

During the last five years, we have experienced significant growth, and a key aspect of our business strategy is our continued growth and expansion. We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any businesses we acquire into our organization.

As we continue to implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets.

If there is a significant economic downturn in our primary market area, our credit risk could be adversely affected and result in loss.

Because a majority of our loans are made in our primary market area and we have a concentration in commercial loans, our loan portfolio, as a whole, could be more severely impacted and our performance adversely affected if the primary market area suffers a significant or prolonged period of economic downturn.

If market interest rates increase, our net interest income can be negatively affected in the short term.

The Bank has become more liability sensitive during 2006, due to the flat yield curve. Our interest-bearing liabilities (deposits) reprice sooner than our interest-bearing assets (loans). As a result, in a period of increasing interest rates, our net interest income can be negatively affected in the short term.

Financial services in our market area is highly competitive, with a number of commercial banks, credit unions, insurance companies and stockbrokers seeking to do business with our customers.

The large banks in our market can achieve greater economies of scale due to their financial strength and marketing clout. If these large banks focus more attention on our market, we could lose customers and our business could suffer. At the same time, our net interest margin could come under pressure if we are forced to compete locally with the smaller banks for deposits.

The costs of being a public company are proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The regulations are expected to be applicable to us for our fiscal year ending December 31, 2007.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a.)	Exhibits

31.1	Certification

31.2	Certification

32	Certification

(b.)	Reports on 8-K

Incorporated by Reference to 8-K filed February 14, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: May 11, 2007	s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: May 11, 2007	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer