Form 10-Q
period 2007-06-30
SURREY BANCORP
filed 2007-08-10
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On August 3, 2007 there were 3,159,314 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

	June 2007	December 2006
Assets
Cash and due from banks	$1,490,952	$1,830,516
Interest-bearing deposits with banks	21,594,421	16,618,978
Federal funds sold	412,000	409,000
Investment securities available for sale	3,604,115	3,648,745
Restricted equity securities	926,364	1,051,230
Loans, net of allowance for loan losses of $2,564,921 in 2007 and $2,531,305 in 2006	156,152,095	153,852,006
Property and equipment, net	4,575,232	4,443,257
Foreclosed assets	115,564	77,503
Accrued income	1,126,922	1,047,143
Goodwill	120,000	120,000
Bank owned life insurance	2,898,892	2,847,137
Other assets	1,639,124	1,164,013

Total assets	$194,655,681	$187,109,528

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$27,671,487	$24,339,102
Interest-bearing	128,692,680	126,752,168

Total deposits	156,364,167	151,091,270

Federal funds purchased and securities sold under agreements to repurchase	752,887	509,795
Other borrowings	13,734,798	14,163,487
Dividends payable on preferred stock	29,742	30,069
Accrued interest payable	675,139	604,893
Other liabilities	915,209	682,560

Total liabilities	172,471,942	167,082,074

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with a liquidation value of $14 per share	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value; 3,159,314 shares issued in 2007 and 3,002,168 shares issued in 2006	9,200,249	8,461,247
Retained earnings	10,366,927	8,950,342
Accumulated other comprehensive income (loss)	(3,762)	(4,460)

Total stockholders’ equity	22,183,739	20,027,454

Total liabilities and stockholders’ equity	$194,655,681	$187,109,528

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Six months ended June 30, 2007 and 2006 (Unaudited)

	2007	2006
Interest income
Loans and fees on loans	$6,834,551	$5,952,354
Federal funds sold	10,612	9,288
Investment securities, taxable	99,929	94,987
Deposits with banks	481,103	324,795

Total interest income	7,426,195	6,381,424

Interest expense
Deposits	2,818,253	2,027,273
Federal funds purchased and securities sold under agreements to repurchase	9,168	16,688
Other borrowings	317,804	320,759

Total interest expense	3,145,225	2,364,720

Net interest income	4,280,970	4,016,704

Provision for loan losses	232,124	281,463

Net interest income after provision for loan losses	4,048,846	3,735,241

Noninterest income
Service charges on deposit accounts	532,736	510,198
Gain on sale of government guaranteed loans	147,840	27,588
Fees and yield spread premiums on loans delivered to correspondents	113,263	109,754
Other service charges and fees	155,542	93,361
Other operating income	339,245	297,238

Total noninterest income	1,288,626	1,038,139

Noninterest expense
Salaries and employee benefits	1,514,767	1,370,747
Occupancy expense	190,779	183,834
Equipment expense	162,170	167,079
Data processing	184,899	163,632
Foreclosed assets, net	21,282	749
Other expense	1,010,115	855,937

Total noninterest expense	3,084,012	2,741,978

Net income before income taxes	2,253,460	2,031,402

Income tax expense	777,718	741,735

Net income	1,475,742	1,289,667

Preferred stock dividends declared	(59,157)	(59,157)

Net income available to common shareholders	$1,416,585	$1,230,510

Basic earnings per share	$0.46	$0.42

Diluted earnings per share	$0.42	$0.37

Basic weighted average shares outstanding	3,091,884	2,945,054

Diluted weighted average shares outstanding	3,533,935	3,506,614

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended June 30, 2007 and 2006 (Unaudited)

	2007	2006
Interest income
Loans and fees on loans	$3,425,255	$3,049,482
Federal funds sold	5,320	4,898
Investment securities, taxable	48,024	52,471
Deposits with banks	271,992	147,579

Total interest income	3,750,591	3,254,430

Interest expense
Deposits	1,423,177	1,043,502
Federal funds purchased and securities sold under agreements to repurchase	3,503	9,257
Other borrowings	159,322	168,224

Total interest expense	1,586,002	1,220,983

Net interest income	2,164,589	2,033,447

Provision for loan losses	116,024	198,624

Net interest income after provision for loan losses	2,048,565	1,834,823

Noninterest income
Service charges on deposit accounts	275,716	266,963
Fees and yield spread premiums on loans delivered to correspondents	51,761	64,858
Other service charges and fees	89,585	47,361
Other operating income	175,377	134,749

Total noninterest income	592,439	513,931

Noninterest expense
Salaries and employee benefits	753,984	675,171
Occupancy expense	91,043	90,583
Equipment expense	87,580	87,270
Data processing	94,953	90,074
Foreclosed assets, net	9,839	2,674
Other expense	476,733	459,742

Total noninterest expense	1,514,132	1,405,514

Net income before income taxes	1,126,872	943,240

Income tax expense	401,834	343,096

Net income	725,038	600,144

Preferred stock dividends declared	(29,742)	(29,743)

Net income available to common shareholders	$695,296	$570,401

Basic earnings per share	$0.22	$0.20

Diluted earnings per share	$0.20	$0.17

Basic weighted average shares outstanding	3,122,279	2,945,930

Diluted weighted average shares outstanding	3,565,078	3,506,844

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006 (Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$1,475,742	$1,289,667
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	154,372	166,416
Loss (gain) on the sale of foreclosed assets	21,282	749
Stock-based compensation	2,574	3,977
Provision for loan losses	232,124	281,463
Deferred income taxes	(61,382)	(21,123)
Accretion of discount on securities, net of amortization of premiums	(24,845)	(22,489)
Increase in cash surrender value of life insurance	(51,755)	(54,046)
Changes in assets and liabilities:
Accrued income	(79,779)	(80,413)
Other assets	(414,165)	(740,704)
Accrued interest payable	70,246	68,589
Other liabilities	232,649	829,588

Net cash provided by operating activities	1,557,063	1,721,674

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(4,975,443)	2,221,617
Net (increase) decrease in federal funds sold	(3,000)	98,000
Purchases of investment securities	(2,467,382)	(2,480,272)
Sales and maturities of investment securities	2,537,991	3,014,518
Redemption of restricted equity securities	134,400	—
Purchases of restricted equity securities	(9,534)	(44,100)
Net increase decrease in loans	(2,826,826)	(1,118,854)
Proceeds from the sale of foreclosed assets	235,270	193,286
Purchases of property and equipment	(286,347)	(70,206)

Net cash provided by (used in) investing activities	(7,660,871)	1,813,989

Cash flows from financing activities
Net increase (decrease) in deposits	5,272,897	(4,239,009)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	243,092	(563,926)
Net increase (decrease) in other borrowings	(428,689)	1,197,602
Dividends paid on preferred stock	(59,484)	(59,483)
Common stock options exercised	171,352	59,847
Fractional shares purchased	—	(19,641)
Tax benefit related to exercise of non-incentive stock options	565,076	12,330

Net cash provided by (used in) financing activities	5,764,244	(3,612,280)

Net decrease in cash and cash equivalents	(339,564)	(76,617)

Cash and cash equivalents, beginning	1,830,516	1,789,131

Cash and cash equivalents, ending	$1,490,952	$1,712,514

Supplemental disclosures of cash flow information
Interest paid	$3,074,979	$2,296,131

Taxes paid	$508,916	$735,690

Loans transferred to foreclosed properties	$294,613	$183,797

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Six months ended June 30, 2007 and 2006 (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	189,356	$2,620,325	1,472,094	$8,236,917	$6,418,744	$(15,200)	$17,260,786

Comprehensive income
Net income	—	—	—	—	1,289,667	—	1,289,667
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $915	—	—	—	—	—	(1,459)	(1,459)

Total comprehensive income	—	—	—	—	—	—	1,288,208

Common stock issued
Common stock options exercised	—	—	11,804	59,847	—	—	59,847
Tax benefit related to exercise of non-qualified stock options	—	—	—	12,330	—	—	12,330
Fractional shares purchased	—	—	(842)	(19,641)	—	—	(19,641)
Stock-based compensation	—	—	—	3,977	—	—	3,977
Dividends declared on convertible preferred stock ($.32 per share)	—	—	—	—	(59,157)	—	(59,157)

Balance, June 30, 2006	189,356	$2,620,325	1,483,056	$8,293,430	$7,649,254	$(16,659)	$18,546,350

Balance, January 1, 2007	189,356	$2,620,325	3,002,168	$8,461,247	$8,950,342	$(4,460)	$20,027,454
Comprehensive income
Net income	—	—	—	—	1,475,742	—	1,475,742
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $437	—	—	—	—	—	698	698

Total comprehensive income	—	—	—	—	—	—	1,476,440

Common stock issued
Common stock options exercised, net of shares surrendered in cashless exchange	—	—	157,146	171,352	—	—	171,352
Tax benefit related to exercise of non-qualified stock options	—	—	—	565,076	—	—	565,076
Stock-based compensation	—	—	—	2,574	—	—	2,574
Dividends declared on convertible preferred stock ($.32 per share)	—	—	—	—	(59,157)	—	(59,157)

Balance, June 30, 2007	189,356	$2,620,325	3,159,314	$9,200,249	$10,366,927	$(3,762)	$22,183,739

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of June 30, 2007, and December 31, 2006, the results of operations for the six and three months ended June 30, 2007 and 2006, and its changes in stockholders’ equity and cash flows for the six and three months ended June 30, 2007 and 2006. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2006, included in the Company’s Form 10-KSB.

Organization

Surrey Bancorp (the “Company”) began operation on May 1, 2003, and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. Shareholders of the bank received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common stock owned.

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

On July 31, 2000, Surrey Bank & Trust formed Friendly Finance, LLC, (“Subsidiary”) an operation specializing in the purchase of sales finance contracts from local automobile dealers. The Bank originally had a 60% majority interest in the company. On March 1, 2003, the Bank acquired the minority interest in Friendly Finance, LLC in exchange for the satisfaction of other commitments of the holder of the minority interest. On January 1, 2005, Friendly Finance, LLC’s name was changed to Freedom Finance, LLC.

The accounting and reporting policies of the Company and subsidiaries follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Critical Accounting Policies

The notes to our audited consolidated financial statements for the year ended December 31, 2006, contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments with often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Segments

The Company reports its activities in two business segments. In determining the appropriateness of segment definition, the Company considers the materiality of potential business segments and components of the business about which financial information is available, and regularly evaluated, relative to resource allocation and performance assessment.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2007, and December 31, 2006, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. During 2005, the Bank entered a program to sell the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the sale. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at June 30, 2007.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or cost on originated loans and unamortized premiums or discounts on purchased loans.

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

Activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006 follows:

	June 30,
	2007	2006
Balance at beginning of year	$2,531,305	$2,311,298
Add provision charged to expense	232,124	281,463
Less net charge-offs	(198,508)	(156,381)

	$2,564,921	$2,436,380

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2007 and 2006, were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At June 30, 2007, the Company had commitments to extend credit, including unused lines of credit of approximately $33,664,000. Letters of credit totaling $1,266,037 were outstanding.

NOTE 5. STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $3,901 and $6,025 for the six-month periods ended June 30, 2007 and 2006, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $1,326 and $2,049 for the six months ended June 30, 2007 and 2006, respectively.

In 1997 the Company adopted a qualified incentive stock option plan which reserved, as amended, shares (adjusted for stock exchange, dividends and exercised shares) for purchase by eligible employees. Options granted under this plan vest at the rate of 20% per year, expire not more than ten years from the date of grant, and are exercisable at not less than the fair market value of the stock at the date of the grant. This plan expired on June 1, 2007. Before the plan expired, the 43,296 remaining shares available for grant were granted.

The Company also adopted a non-qualified stock option plan in 1997, which reserved, as amended, shares (adjusted for stock exchange, dividends and exercised shares) for purchase by non-employee directors. Options granted under this plan are exercisable after six months from the date of the grant at not less than the fair market value of the stock at the date of the grant. The life of such options shall not extend more than ten years from the date of the grant. This plan also expired on June 1, 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average graded vesting period of 5 years, and forfeitures are considered immaterial based on the historical data of the Company. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six months ended June 30, 2007. No options were granted during the six month period ended June 30, 2006.

Six Months Ended June 30, 2007
Dividend yield	0.00%
Risk-free rate	4.87%
Volatility	21.59%
Expected life	10 years

A summary of option activity under the stock option plans for the six-month period ended June 30, 2007, is presented below:

	Options Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2006	43,302	252,188	$2.74
Exercised	—	(175,630)	2.45
Authorized	—	—	—
Forfeited	—	—	—
Granted	(43,296)	43,296	13.27
Expired	(6)	—	—

Balance at June 30, 2007	—	119,846	$6.99

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at June 30, 2007:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$3.03	8,456	$3.03	2.1	8,456	3.03
3.95	13,306	3.95	3.6	13,306	3.95
2.57	39,668	2.57	4.1	39,668	2.57
5.30	11,520	5.30	6.1	6,912	5.30
6.15	3,600	6.15	6.8	2,160	6.15
13.27	43,296	13.27	9.9	—	13.27

Total/Average	119,846	$6.99	6.3	70,502	$3.26

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

Six Months Ended June 30, 2007
Incentive and non qualified stock options:
Fair value of options granted during period expected to vest	$219,944

Aggregate intrinsic value of exercisable and nonvested options expected to vest	$822,439

Number of nonvested options expected to vest	49,344

Weighted average price of nonvested options expected to vest	$12.32

Weighted average remaining life of nonvested options expected to vest	9.45

Intrinsic value of nonvested options expected to vest	$75,496

No options were granted in the six or three months ended June 30, 2006.

As of June 30, 2007, there was $233,167 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 4.45 years. The total fair value of shares vested during the six month period ended June 30, 2007, was $9,972.

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, 2007 and 2006, is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
June 30, 2007
Net interest income	$3,983,562	$297,408	$—	$4,280,970
Other revenue – external customers	1,286,096	2,530	—	1,288,626
Depreciation and amortization	153,070	1,302	—	154,372
Provision for loan losses	121,083	111,041	—	232,124
Net income	1,463,680	12,062	—	1,475,742
Assets	192,999,209	3,323,100	(1,666,628)	194,655,681

June 30, 2006
Net interest income	$3,764,874	$251,830	$—	$4,016,704
Other revenue – external customers	1,035,518	2,621	—	1,038,139
Depreciation and amortization	165,114	1,302	—	166,416
Provision for loan losses	108,923	172,540	—	281,463
Net income	1,336,706	(47,039)	—	1,289,667
Assets	177,033,876	2,830,850	(1,715,817)	178,148,909

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended June 30, 2007. The Company does allocate income taxes to the segments. Other revenue represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in one geographical area.

NOTE 7. BENEFIT PLANS

The Company has a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $197,074 and $106,896 at June 30, 2007 and 2006, respectively. Employee benefits expense, an actuarially determined amount, was $47,305 and $40,086 for the six months ended June 30, 2007 and 2006, respectively. The assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets used in the initial calculations for the plan were 7.0%, 4.0% and 6.644%, respectively.

The Company also has a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $247,712 and $105,855 at June 30, 2007 and 2006, respectively. Deferred directors’ fees expensed were $111,921 and $42,575 for the six months ended June 30, 2007 and 2006, respectively. The amounts deferred are held in a rabbi trust.

The Company has purchased and is the primary beneficiary of life insurance policies indirectly related to the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $2,898,892 and $2,794,466 at June 30, 2007 and 2006, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the six and three months ending June 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

Surrey Bancorp (“Company”) is a North Carolina corporation, located in Mount Airy, North Carolina. The Company was incorporated on February 6, 2003, and began business on May 1, 2003.

Surrey Bank & Trust (“Bank”) is a North Carolina state Chartered Bank, located in Mount Airy, North Carolina. The Bank was chartered on July 15, 1996, and began operations on July 22, 1996. The Bank has two operating subsidiaries. Surrey Investment Services, Inc and Freedom Finance, LLC.

Effective March 5, 1998, the Bank became a member of the Federal Home Loan Bank.

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

Net income available for common shareholders for the three months ended June 30, 2007, was $695,296 or $0.20 per diluted share outstanding compared to a $570,401 or $0.17 per diluted share outstanding for the same period in 2006. Earnings for the three months ended June 30, 2007, are approximately 21.9% higher than for the same period in 2006. The increase results from a 6.5% increase in net interest income and a 15.3% increase in noninterest income. The net interest income increase is primarily due to growth. The increase in noninterest income is primarily due to an increase in the debit and credit card income and increases in servicing fees from government guaranteed loans.

Net income available for common shareholders for the six months ended June 30, 2007, was $1,416,585 or $.42 per diluted share outstanding compared to $1,230,510 or $.37 per diluted share outstanding for the same period in 2006. Earnings for the six months ended June 30, 2006, are approximately 15.1% higher than for the same period in 2006. The increase primarily results from a 6.6% increase in net interest income from $4,016,704 in 2006 to $4,280,970 in 2007.

On June 30, 2007, Surrey Bancorp’s assets totaled $194,655,681 compared to $187,109,528 on December 31, 2006. Net loans were $156,152,095 compared to $153,852,006 on December 31, 2006. This increase is due to growth in commercial and consumer loans from December 2006 totals. Commercial and consumer loans have increased 3.4% and 6.2%, respectively from 2006 year end totals. However, these increases have been partially offset by decreases in construction loans. Construction loans have decreased 26.9% from December 31, 2006 totals.

Total deposits on June 30, 2007, were $156,364,167 compared to $151,091,270 at the end of 2006. This increase is attributable to all deposit categories. Demand deposits increased 2.8% from 2006 totals. Certificates of deposit increased 3.6% from December 31, 2006, totals, while savings deposits, which include money market accounts, increased 4.9%.

Common shareholders’ equity increased by $2,156,285 or 10.8% during the six months ended June 30, 2007, resulting in a common stock book value of $6.19 per share, up from $5.80 on December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Investments

The Company maintains a portfolio of securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Company.

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Company had no “Held to Maturity” securities at June 30, 2007 or December 31, 2006.

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

Investments in available for sale securities of $3,604,115 consisted of U.S. Governmental Agency obligations with maturities ranging from two to twenty-four months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2007, were $156,152,095 compared to $153,852,006 on December 31, 2006. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 45.5% of the Company’s loans as of June 30, 2007, are fixed rate loans with 54.5% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2007, were $156,364,167, compared to $151,091,270 on December 31, 2006. The June total comes from a base of approximately 12,015 accounts compared to 11,329 accounts at December 31, 2006; a 6.1% increase. Interest-bearing accounts represented 82.3% of the 2007 period-end deposits versus 83.9% at December 31, 2006.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
June 30, 2007:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.79%	8.0%
Surrey Bank & Trust	13.41%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.54%	4.0%
Surrey Bank & Trust	12.15%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.91%	4.0%
Surrey Bank & Trust	9.80%	4.0%

December 31, 2006:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.11%	8.0%
Surrey Bank & Trust	13.07%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	12.85%	4.0%
Surrey Bank & Trust	11.82%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.30%	4.0%
Surrey Bank & Trust	9.47%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The provision for loan losses charged to operations was $232,124 in the first six months of 2007 compared to $281,463 for the same period in 2006.

The reserve for loan losses on June 30, 2007, was $2,564,921 or 1.62% of period end loans. This percentage is derived from total loans. Approximately $31,846,000 of loans at June 30, 2007, are government guaranteed loans which the Company’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 1.89% of outstanding loans.

The level of reserve is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions, and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Company’s asset quality and lending policies. Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Company’s financial condition. Management believes that its provision and reserve offer an adequate allowance for loan losses and provide an appropriate reserve for the loan portfolio.

Unsecured loans, that are past due more than 90 days are placed into nonaccrual status. Secured loans reach nonaccrual status when they surpass 120 days past due. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status.

At June 30, 2007, the Company had loans totaling approximately $207,765 in nonaccrual status.

Interest Rate Sensitivity and Liquidity

One of the principal duties of the Company’s Asset/Liability Management Committee is management of interest rate risk. The Company utilizes quarterly asset/liability reports prepared by a regional correspondent bank to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing.

Another function of the Asset/Liability Committee is maintaining adequate liquidity and planning for future liquidity needs. Having adequate liquidity means the ability to meet current funding needs, including deposit withdrawals and commitments, in an orderly manner without sacrificing earnings. The Company funds its investing activities, including making loans and purchasing investments, by attracting deposits and utilizing short-term borrowings when necessary.

At June 30, 2007, the liquidity position of the Company was good, with short-term liquid assets of $23,497,373. Deposit increases in excess of loan increases during the first six months of 2007 increased the liquidity position by approximately $4,639,000 from December 31, 2006, totals. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $12,700,000. There were no outstanding advances against these lines at June 30, 2007. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $14,793,000 at June 30, 2007. Advances taken down against the Federal Home Loan Bank line amounted to $11,950,000 at June 30, 2007. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $2,250,000. At June 30, 2007, $1,775,000 was outstanding on this line.

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

ITEM 4T.	CONTROLS & PROCEDURES

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 1A.	Risk Factors

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

During the last five years, the Bank has experienced significant growth, and a key aspect of our business strategy is our continued growth and expansion. We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls, and asset quality and successfully integrate any businesses we acquire into our organization.

As we continue to implement our growth strategy by opening new branches or loan production offices, or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets.

If there is a significant economic downturn in our primary market area, our credit risk could be adversely affected and result in loss.

Because a majority of our loans are made in our primary market area and we have a concentration in commercial loans, our loan portfolio, as a whole, could be more severely impacted and our performance adversely affected if the primary market area suffers a significant or prolonged period of economic downturn. The Bank’s market area consists of an area extending from Surry County, with offices in Mount Airy and Pilot Mountain, North Carolina, north into the southern portions of Carroll and Patrick Counties, Virginia.

If market interest rates increase, our net interest income can be negatively affected in the short term.

The Bank has become more liability sensitive during 2007, due to the flat yield curve. Within the twelve-month window our interest-bearing liabilities (deposits) reprice sooner than our interest-bearing assets (loans). As a result, in a period of increasing interest rates, our net interest income can be negatively affected in the short term.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We are experiencing, and expect to continue to experience, increased compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The regulations are expected to be applicable to us for our fiscal year ending December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On April 26, 2007, the annual meeting of Surrey Bancorp was held. At that meeting the shareholders approved the following:

The election of eight directors to serve a one-year term until the Annual Meeting of Shareholders in 2008, or until their successors have been elected and qualified. The nominees for election to the eight board seats were; Edward C. Ashby, III, William A. Johnson, Elizabeth Johnson Lovill, Robert H. Moody, F. Eugene Rees, Tom G. Webb, Buddy E. Williams, and Hylton Wright. Each director was elected with over 99% of the votes cast voting for the nominees.

Shareholders of record at the close of business on March 15, 2007, were entitled to notice of the meeting, and to vote at the meeting and any adjournment thereof.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a.)	Exhibits

31.1	Certification

31.2	Certification

32.0	Certification

(b.)	Reports on 8-K

Incorporated by Reference to 8-K filed April 24, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: August 10, 2007	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: August 10, 2007	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer