Form 10-Q
period 2007-09-30
SURREY BANCORP
filed 2007-11-14
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

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

On November 7, 2007 there were 3,161,370 common shares issued and outstanding

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

Consolidated Balance Sheets

September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

	September 2007	December 2006
Assets
Cash and due from banks	$1,452,275	$1,830,516
Interest-bearing deposits with banks	27,785,679	16,618,978
Federal funds sold	413,000	409,000
Investment securities available for sale	3,607,481	3,648,745
Restricted equity securities	993,914	1,051,230
Loans, net of allowance for loan losses of $2,615,487 in 2007 and $2,531,305 in 2006	161,217,878	153,852,006
Property and equipment, net	4,645,958	4,443,257
Foreclosed assets	161,140	77,503
Accrued income	1,229,835	1,047,143
Goodwill	120,000	120,000
Bank owned life insurance	2,925,695	2,847,137
Other assets	1,963,465	1,164,013

Total assets	$206,516,320	$187,109,528

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$29,532,886	$24,339,102
Interest-bearing	135,740,086	126,752,168

Total deposits	165,272,972	151,091,270

Federal funds purchased and securities sold under agreements to repurchase	1,266,342	509,795
Other borrowings	14,982,953	14,163,487
Dividends payable on preferred stock	30,069	30,069
Accrued interest payable	656,870	604,893
Other liabilities	1,392,636	682,560

Total liabilities	183,601,842	167,082,074

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non- cumulative, perpetual; with a liquidation value of $14 per share	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value; 3,161,370 shares issued in 2007 and 3,002,168 shares issued in 2006	9,212,433	8,461,247
Retained earnings	11,079,616	8,950,342
Accumulated other comprehensive income (loss)	2,104	(4,460)

Total stockholders’ equity	22,914,478	20,027,454

Total liabilities and stockholders’ equity	$206,516,320	$187,109,528

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Nine months ended September 30, 2007 and 2006 (Unaudited)

	2007	2006
Interest income
Loans and fees on loans	$10,349,455	$9,154,043
Federal funds sold	15,792	14,536
Investment securities, taxable	154,580	151,476
Deposits with banks	729,037	510,855

Total interest income	11,248,864	9,830,910

Interest expense
Deposits	4,270,637	3,195,298
Federal funds purchased and securities sold under agreements to repurchase	19,972	25,264
Other borrowings	483,500	482,556

Total interest expense	4,774,109	3,703,118

Net interest income	6,474,755	6,127,792

Provision for loan losses	424,716	409,984

Net interest income after provision for loan losses	6,050,039	5,717,808

Noninterest income
Service charges on deposit accounts	824,630	767,815
Gain on sale of government guaranteed loans	147,840	27,588
Fees and yield spread premiums on loans delivered to correspondents	164,667	168,485
Other service charges and fees	247,367	142,500
Other operating income	511,381	418,388

Total noninterest income	1,895,885	1,524,776

Noninterest expense
Salaries and employee benefits	2,270,494	2,106,617
Occupancy expense	284,429	276,913
Equipment expense	246,625	249,266
Data processing	281,850	256,882
Foreclosed assets, net	11,681	(1,691)
Other expense	1,442,293	1,244,169

Total noninterest expense	4,537,372	4,132,156

Net income before income taxes	3,408,552	3,110,428

Income tax expense	1,190,052	1,087,352

Net income	2,218,500	2,023,076

Preferred stock dividends declared	(89,226)	(89,226)

Net income available to common shareholders	$2,129,274	$1,933,850

Basic earnings per share	$0.68	$0.65

Diluted earnings per share	$0.62	$0.58

Basic weighted average shares outstanding	3,115,052	2,959,430

Diluted weighted average shares outstanding	3,555,692	3,509,608

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended September 30, 2007 and 2006 (Unaudited)

	2007	2006
Interest income
Loans and fees on loans	$3,514,904	$3,201,689
Federal funds sold	5,180	5,248
Investment securities, taxable	54,651	56,489
Deposits with banks	247,934	186,060

Total interest income	3,822,669	3,449,486

Interest expense
Deposits	1,452,384	1,168,025
Federal funds purchased and securities sold under agreements to repurchase	10,804	8,576
Other borrowings	165,696	161,797

Total interest expense	1,628,884	1,338,398

Net interest income	2,193,785	2,111,088

Provision for loan losses	192,592	128,521

Net interest income after provision for loan losses	2,001,193	1,982,567

Noninterest income
Service charges on deposit accounts	291,894	257,617
Fees and yield spread premiums on loans delivered to correspondents	51,404	58,731
Other service charges and fees	91,825	49,139
Other operating income	172,136	121,150

Total noninterest income	607,259	486,637

Noninterest expense
Salaries and employee benefits	755,727	735,870
Occupancy expense	93,650	93,079
Equipment expense	84,455	82,187
Data processing	96,951	93,250
Foreclosed assets, net	(9,601)	(2,440)
Other expense	432,178	388,232

Total noninterest expense	1,453,360	1,390,178

Net income before income taxes	1,155,092	1,079,026

Income tax expense	412,334	345,617

Net income	742,758	733,409

Preferred stock dividends declared	(30,069)	(30,069)

Net income available to common shareholders	$712,689	$703,340

Basic earnings per share	$0.23	$0.24

Diluted earnings per share	$0.21	$0.21

Basic weighted average shares outstanding	3,160,633	2,987,710

Diluted weighted average shares outstanding	3,595,781	3,536,038

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006 (Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$2,218,500	$2,023,076
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	233,559	252,387
Gain on the sale of fixed assets	(3,046)	—
Loss (gain) on the sale of foreclosed assets	11,681	(1,691)
Stock-based compensation	3,861	15,489
Provision for loan losses	424,716	409,984
Deferred income taxes	(78,548)	(85,318)
Accretion of discount on securities, net of amortization of premiums	(39,455)	(35,202)
Increase in cash surrender value of life insurance	(78,558)	(80,384)
Changes in assets and liabilities:
Accrued income	(182,692)	(161,967)
Other assets	(725,022)	(1,156,564)
Accrued interest payable	51,977	215,076
Other liabilities	710,076	1,217,672

Net cash provided by operating activities	2,547,049	2,612,558

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(11,166,701)	3,227,434
Net (increase) decrease in federal funds sold	(4,000)	96,000
Purchases of investment securities	(3,452,960)	(3,467,143)
Sales and maturities of investment securities	3,544,361	4,019,293
Redemption of restricted equity securities	134,400	—
Purchases of restricted equity securities	(77,084)	(44,100)
Net increase in loans	(8,223,217)	(3,977,751)
Proceeds from the sale of fixed assets	9,900	—
Proceeds from the sale of foreclosed assets	337,311	226,910
Purchases of property and equipment	(443,114)	(100,001)

Net cash provided by (used in) investing activities	(19,341,104)	(19,358)

Cash flows from financing activities
Net increase (decrease) in deposits	14,181,702	(1,440,503)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	756,547	(791,550)
Net increase (decrease) in other borrowings	819,466	(503,596)
Dividends paid on preferred stock	(89,226)	(89,225)
Common stock options exercised	182,249	115,788
Fractional shares purchased	—	(19,641)
Tax benefit related to exercise of non-incentive stock options	565,076	67,040

Net cash provided by (used in) financing activities	16,415,814	(2,661,687)

Net decrease in cash and cash equivalents	(378,241)	(68,487)

Cash and cash equivalents, beginning	1,830,516	1,789,131

Cash and cash equivalents, ending	$1,452,275	$1,720,644

Supplemental disclosures of cash flow information
Interest paid	$4,722,132	$3,488,042

Taxes paid	$792,696	$1,172,140

Loans transferred to foreclosed properties	$432,629	$265,497

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholder’s Equity

Nine months ended September 30, 2007 and 2006 (Unaudited)

					Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	189,356	$2,620,325	1,472,094	$8,236,917	$6,418,744	$(15,200)	$17,260,786
Comprehensive income
Net income	—	—	—	—	2,023,076	—	2,023,076
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $5,972	—	—	—	—	—	9,520	9,520

Total comprehensive income	—	—	—	—	—	—	2,032,596

Common stock issued
Common stock options exercised	—	—	23,171	115,788	—	—	115,788
Tax benefit related to exercise of non-qualified stock options	—	—	—	67,040	—	—	67,040
Fractional shares purchased	—	—	(842)	(19,641)	—	—	(19,641)
Stock-based compensation	—	—	—	15,489	—	—	15,489

Dividends declared on convertible preferred stock ($.47 per share)	—	—	—	—	(89,226)	—	(89,226)

Balance, September 30, 2006	189,356	$2,620,325	1,494,423	$8,415,593	$8,352,594	$(5,680)	$19,382,832

Balance, January 1, 2007	189,356	$2,620,325	3,002,168	$8,461,247	$8,950,342	$(4,460)	$20,027,454
Comprehensive income
Net income	—	—	—	—	2,218,500	—	2,218,500
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $4,118	—	—	—	—	—	6,564	6,564

Total comprehensive income	—	—	—	—	—	—	2,225,064
Common stock issued
Common stock options exercised, net of shares surrendered in cashless exchange	—	—	159,202	182,249	—	—	182,249
Tax benefit related to exercise of non-qualified stock options	—	—	—	565,076	—	—	565,076
Stock-based compensation	—	—	—	3,861	—	—	3,861
Dividends declared on convertible preferred stock ($.47 per share)	—	—	—	—	(89,226)	—	(89,226)

Balance, September 30, 2007	189,356	$2,620,325	3,161,370	$9,212,433	$11,079,616	$2,104	$22,914,478

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of September 30, 2007, and December 31, 2006, the results of operations for the nine and three months ended September 30, 2007 and 2006, and its changes in stockholders’ equity and cash flows for the nine and three months ended September 30, 2007 and 2006. All adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2006, included in the Company’s Form 10-KSB.

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

Critical Accounting Policies

The notes to our audited consolidated financial statements for the year ended December 31, 2006, contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2007, and December 31, 2006, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. During 2005, the Bank entered a program to sell the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the sale. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2007.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 follows:

	September 30,
	2007	2006
Balance at beginning of year	$2,531,305	$2,311,298
Add provision charged to expense	424,716	409,984
Less net charge-offs	(340,534)	(192,749)

	$2,615,487	$2,528,533

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2007 and 2006, were calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At September 30, 2007, the Company had commitments to extend credit, including unused lines of credit of approximately $28,453,000. Letters of credit totaling $1,296,754 were outstanding.

NOTE 5. STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $5,851 and $23,468 for the nine-month periods ended September 30, 2007 and 2006, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $1,990 and $7,979 for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company also adopted a non-qualified stock option plan in 1997, which reserved, as amended, shares (adjusted for stock exchange, dividends and exercised shares) for purchase by non-employee directors. Options granted under this plan are exercisable after nine months from the date of the grant at not less than the fair market value of the stock at the date of the grant. The life of such options shall not extend more than ten years from the date of the grant. This plan also expired on June 1, 2007. The six remaining shares not granted at June 30, 2007, expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average graded vesting period of 5 years, and forfeitures are considered immaterial based on the historical data of the Company. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine months ended September 30, 2007. No options were granted during the nine month period ended September 30, 2006.

Nine Months Ended September 30, 2007
Dividend yield	0.00%
Risk-free rate	4.87%
Volatility	21.59%
Expected life	10 years

A summary of option activity under the stock option plans for the nine-month period ended September 30, 2007, is presented below:

	Options Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2006	43,302	252,188	$2.74
Exercised	—	(177,694)	2.48
Authorized	—	—	—
Forfeited	—	—	—
Granted	(43,296)	43,296	13.27
Expired	(6)	—	—

Balance at September 30, 2007	—	117,790	$7.02

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at September 30, 2007:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$3.03	8,456	$3.03	1.8	8,456	3.03
3.95	13,306	3.95	3.3	13,306	3.95
2.57	39,668	2.57	3.8	39,668	2.57
5.30	9,464	5.30	5.8	7,160	5.30
6.15	3,600	6.15	6.6	2,160	6.15
13.27	43,296	13.27	9.7	—	13.27

Total/Average	117,790	$7.02	6.0	70,750	$3.27

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

Nine Months Ended September 30, 2007
Incentive and non qualified stock options:
Fair value of options granted during period expected to vest	$219,944

Aggregate intrinsic value of exercisable and nonvested options expected to vest	$810,584

Number of nonvested options expected to vest	47,040

Weighted average price of nonvested options expected to vest	$12.66

Weighted average remaining life of nonvested options expected to vest	9.37

Intrinsic value of nonvested options expected to vest	$58,330

No options were granted in the three months ended September 30, 2007 or in the nine or three months ended September 30, 2006.

As of September 30, 2007, there was $231,217 of gross unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The expected income tax benefit to be recognized from the expensing of the unrecognized compensation cost is $78,617, resulting in a net unrecognized compensation cost of $152,600. That cost is expected to be recognized over a weighted-average period of 4.37 years. The total fair value of shares vested during the nine month period ended September 30, 2007, was $42,034.

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, 2007 and 2006, is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
September 30, 2007
Net interest income	$6,047,242	$427,513	$—	$6,474,755
Other revenue – external customers	1,891,649	4,236	—	1,895,885
Depreciation and amortization	231,606	1,953	—	233,559
Provision for loan losses	224,079	200,637	—	424,716
Net income	2,222,517	(4,017)	—	2,218,500
Assets	205,115,446	3,036,587	(1,635,713)	206,516,320

September 30, 2006
Net interest income	$5,764,658	$393,134	$—	$6,127,792
Other revenue – external customers	1,522,567	2,209	—	1,524,776
Depreciation and amortization	250,332	2,055	—	252,387
Provision for loan losses	156,583	253,401	—	409,984
Net income	2,085,461	(62,385)	—	2,023,076
Assets	178,928,608	3,120,823	(1,659,458)	180,389,973

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended September 30, 2007. The Company does allocate income taxes to the segments. Other revenue represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in one geographical area.

NOTE 7. BENEFIT PLANS

The Company has a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $220,726 and $127,636 at September 30, 2007 and 2006, respectively. Employee benefits expense, an actuarially determined amount, was $70,957 and $60,826 for the nine months ended September 30, 2007 and 2006, respectively. The assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets used in the initial calculations for the plan were 7.0%, 4.0% and 6.644%, respectively.

The Company also has a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $270,236 and $121,870 at September 30, 2007 and 2006, respectively. Deferred directors’ fees expensed were $134,445 and $58,590 for the nine months ended September 30, 2007 and 2006, respectively. The amounts deferred are held in a rabbi trust.

The Company has purchased and is the primary beneficiary of life insurance policies indirectly related to the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $2,925,695 and $2,820,804 at September 30, 2007 and 2006, respectively.

NOTE 8. SUBSEQUENT EVENT

The Board of Directors of Surrey Bancorp, in a meeting held on October 30, 2007, declared a special cash dividend of $0.15 (15 cents) per share on the Company’s common stock. The dividend is payable on January 2, 2008, to shareholders of record as of the close of business on December 10, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the nine and three months ending September 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

Surrey Bancorp (“Company”) is a North Carolina corporation, located in Mount Airy, North Carolina. The Company was incorporated on February 6, 2003, and began business on May 1, 2003.

Surrey Bank & Trust (“Bank”) is a North Carolina state Chartered Bank, located in Mount Airy, North Carolina. The Bank was chartered on July 15, 1996, and began operations on July 22, 1996. The Bank has two operating subsidiaries, Surrey Investment Services, Inc and Freedom Finance, LLC.

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

Net income available for common shareholders for the three months ended September 30, 2007, was $712,689 or $0.21 per diluted share outstanding compared to a $703,340 or $0.21 per diluted share outstanding for the same period in 2006. Earnings for the three months ended September 30, 2007, are approximately 1.3% higher than for the same period in 2006. The increase results from a 3.9% increase in net interest income and a 24.8% increase in noninterest income. The net interest income increase is primarily due to growth. The increase in noninterest income is primarily due to an increase in the NSF fees, debit and credit card income, increases in servicing fees from government guaranteed loans and increases in revenues from our insurance and brokerage subsidiary. These revenue increases were offset by a 49.8% increase in the provision for loan losses and a 4.5% increase in non-interest expenses. Non-interest expenses increased primarily due to increased FDIC insurance assessments and increases in expenses related to our Sarbanes Oxley 404 compliance.

Net income available for common shareholders for the nine months ended September 30, 2007, was $2,129,274 or $.62 per diluted share outstanding compared to $1,933,850 or $.58 per diluted share outstanding for the same period in 2006. Earnings for the nine months ended September 30, 2007, are approximately 10.1% higher than for the same period in 2006. The increase primarily results from a 5.7% increase in net interest income from $6,127,792 in 2006 to $6,474,755 in 2007.

On September 30, 2007, Surrey Bancorp’s assets totaled $206,516,320 compared to $187,109,528 on December 31, 2006. Net loans were $161,217,878 compared to $153,852,006 on December 31, 2006. This increase is due to growth in commercial and consumer loans from December 2006 totals. Commercial and consumer loans have increased 6.9% and 4.3%, respectively from 2006 year end totals. However, these increases have been partially offset by decreases in construction loans. Construction loans have decreased 19.6% from December 31, 2006 totals.

Total deposits on September 30, 2007, were $165,272,972 compared to $151,091,270 at the end of 2006. This increase is attributable to all deposit categories. Demand deposits increased 9.7% from 2006 totals. Certificates of deposit increased 5.5% from December 31, 2006, totals, while savings deposits, which include money market accounts, increased 31.9%.

Common shareholders’ equity increased by $3,531,646 or 17.4% during the nine months ended September 30, 2007, resulting in a common stock book value of $6.42 per share, up from $5.80 on December 31, 2006.

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

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Company had no “Held to Maturity” securities at September 30, 2007 or December 31, 2006.

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

Investments in available for sale securities of $3,607,481 consisted of U.S. Governmental Agency obligations with maturities ranging from two to twenty-one months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on September 30, 2007, were $161,217,878 compared to $153,852,006 on December 31, 2006. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 44.4% of the Company’s loans as of September 30, 2007, are fixed rate loans with 55.6% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2007, were $165,272,972, compared to $151,091,270 on December 31, 2006. The September total comes from a base of approximately 12,095 accounts compared to 11,329 accounts at December 31, 2006; a 6.8% increase. Interest-bearing accounts represented 82.1% of the 2007 period-end deposits versus 83.9% at December 31, 2006.

Shareholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
September 30, 2007:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.82%	8.0%
Surrey Bank & Trust	13.45%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.56%	4.0%
Surrey Bank & Trust	12.20%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	11.11%	4.0%
Surrey Bank & Trust	10.00%	4.0%

December 31, 2006:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.11%	8.0%
Surrey Bank & Trust	13.07%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	12.85%	4.0%
Surrey Bank & Trust	11.82%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.30%	4.0%
Surrey Bank & Trust	9.47%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The provision for loan losses charged to operations was $424,716 in the first nine months of 2007 compared to $409,984 for the same period in 2006.

The reserve for loan losses on September 30, 2007, was $2,615,487 or 1.60% of period end loans. This percentage is derived from total loans. Approximately $32,582,000 of loans at September 30, 2007, are government guaranteed loans which the Company’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 1.86% of outstanding loans.

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

At September 30, 2007, the Company had loans totaling approximately $195,973 in nonaccrual status.

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

At September 30, 2007, the liquidity position of the Company was strong, with short-term liquid assets of $29,650,954. Deposit increases in excess of loan increases during the first nine months of 2007 increased the liquidity position by approximately $7,488,000 from December 31, 2006, totals. To provide supplemental liquidity, the Bank has five lines of credit with correspondent banks totaling $12,700,000. There were no outstanding advances against these lines at September 30, 2007. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $15,138,000 at September 30, 2007. Advances taken down against the Federal Home Loan Bank line amounted to $13,450,000 at September 30, 2007. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $2,250,000. At September 30, 2007, $1,525,000 was outstanding on this line.

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

Incorporated by Reference to 8-K filed July 26, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: November 14, 2007	s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: November 14, 2007	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer