Form 10-K
period 2007-12-31
SURREY BANCORP
filed 2008-03-27
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0000-50313

SURREY BANCORP

(Exact Name of Registrant as Specified in Its Charter)

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

Yes ☒    No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by checkmark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was $31.1 million.

3,166,174 shares of the Issuer’s common stock were issued and outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2007, is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15. The issuer’s Proxy Statement dated March 31, 2008, is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1.   BUSINESS

General

Surrey Bancorp (the “Company”) began operations on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. The Company is subject to regulation by the Federal Reserve.

Surrey Bank & Trust (the “Bank”) was incorporated on July 15, 1996 as a North Carolina banking corporation and opened for business on July 22, 1996. As such, the Bank operates under the laws of the State of North Carolina. As a state chartered, nonmember bank, the Bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission (the “Commission”) through the North Carolina Commissioner of Banks (the “Commissioner”) and its applicable federal regulator is the Federal Deposit Insurance Corporation (the “FDIC”). The North Carolina Banking Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations.

The principal business of the Company is to provide comprehensive individual and corporate financial services through its main and branch offices in Mount Airy, North Carolina and branch offices in Stuart, Virginia and Pilot Mountain, North Carolina. These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services, insurance and investment services.

Competitive Conditions

The principal areas and methods of competition in the banking industry are the services that are offered, the pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered. The Company encounters strong competition from other commercial banks, including the largest North Carolina banks, operating in Mount Airy, North Carolina, and the surrounding area. In the conduct of certain aspects of its business, the Bank also competes with credit unions, insurance companies, money market mutual funds, and other non-bank financial institutions, some of which are not subject to the same degree of regulation as the Company. Many of these competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as investment banking, trust, interstate and international banking services, that the Company does not provide.

Material Customers

Deposits are derived from a broad base of customers in the Company’s trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Company.

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $3,400,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: highway construction, trucking, auto dealers, real estate leasing and development, medical offices, furniture manufacturing, contractors, and bridge construction. Total loans and loan commitments to these industry groups at December 31, 2007 and 2006 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2007	2006
Real Estate	$13,836,000	$12,506,000
Heavy and Civil Engineering Construction	8,782,000	8,626,000
Fabricated Metal Products Manufacturing	7,551,000	6,516,000
Repair and Maintenance Industries	6,192,000	3,834,000
Construction of Buildings	6,089,000	5,862,000
Truck Transportation	6,040,000	5,549,000
Educational Services	5,178,000	5,140,000

Wood Product Manufacturing	4,939,000	2,219,000
Motion Picture and Sound Recording Industries	3,956,000	6,972,000
Motor Vehicle and Parts Dealers	3,859,000	4,524,000
Crop Production	3,263,000	6,746,000
Food Service and Drinking Places	2,909,000	2,545,000
Furniture and Related Product Manufacturing	2,770,000	2,883,000
Religious, Civic and Similar Organizations	2,701,000	3,039,000
Animal Production	2,600,000	5,616,000
Building Materials and Garden Equipment Dealers	2,186,000	2,758,000
Specialty Trade Contractors	2,050,000	-

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2007.

Supervision and Regulation

Banking is a complex, highly regulated industry. The primary goals of banking regulations are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the North Carolina General Assembly have created largely autonomous regulatory agencies and enacted numerous laws that govern banks, their holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2007, no reserves were required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $8.5 million and $45.8 million, and additional reserves were required to be maintained on aggregate balances in excess of $45.8 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2008, no reserves will be required to be maintained on the first $9.3 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $9.3 million and $43.9 million, and additional reserves are required on aggregate balances in excess of $43.9 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2007, the Bank met its reserve requirements.

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

Deposit Insurance Assessments. The Bank’s deposits are insured up to $100,000 per insured non-IRA account and up to $250,000 per IRA account by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The bank is required to pay deposit insurance assessments set by the FDIC. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. The Bank’s assessment will range from 0.02 to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and was significantly increased for all depository institutions during 2007. Increases in the assessment rate may have an adverse effect on the Bank’s operating results. The FDIC has the authority to terminate deposit insurance.

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

Capital Adequacy. The Bank is subject to capital requirements and limits on activities established by the FDIC. Under the capital regulations, the Bank generally is required to maintain Tier 1 risk-based capital, as such term is defined therein, of 4% and total risk-based capital, as such term is defined therein, of 8%. In addition, the Bank is required to provide a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1% to 2% if the Bank has less than the highest regulatory rating. The Bank is not permitted to engage in any activity not permitted for a national bank unless (i) it is in compliance with its capital requirements and (ii) the FDIC determines that the activity would not pose a risk to the deposit insurance fund. With certain exceptions, the Bank also is not permitted to acquire equity investments of a type, or in an amount, not permitted for a national bank.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had nine (9) officers, fifty-eight (58) full-time employees (including the officers), and eleven (11) part-time employees as of December 31, 2007.

ITEM 1A.   RISK FACTORS

Not Applicable as a “Smaller Reporting Company”.

ITEM 2.   PROPERTIES

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

The Bank has two branch locations in Mount Airy, North Carolina. The 1280 West Pine Street branch is a two-story brick building with approximately 4,500 square feet of floor space. The branch also has drive up facilities and is leased under a five-year agreement, which extends through March of 2010. The 2050 Rockford Street branch is a one-story brick building with approximately 2,400 square feet of floor space with drive up facilities.

The Bank opened a branch office in Stuart, Virginia in December of 2000. The building is a modular unit with approximately 1,600 square feet of floor space located at 303 South Main Street in Stuart, Virginia. The branch also has drive up facilities. The land on which the modular branch resides is leased under a renewable one-year agreement that commenced in December of 2000. Effective December 2007, the land lease agreement changed to a month-to-month arrangement. In April 2008, the Bank is expected to move into new facilities in Stuart at 940 Woodland Drive. The newly constructed branch is a one-story brick building with approximately 2,800 square feet of floor space. The building has drive up facilities. The Bank intends to move the modular unit in Stuart to a lot at the main office in Mount Airy during 2008. The facility will be used for training and expansion purposes.

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

ITEM 4.   SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

                 PURCHASE OF EQUITY SECURITIES

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.OB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2007 – Price Per Share*		2006 – Price Per Share*
	High	Low	High	Low
First Quarter	$14.50	$12.38	$14.00	$10.00
Second Quarter	$15.50	$13.00	$12.50	$10.55
Third Quarter	$15.50	$11.25	$11.50	$10.38
Fourth Quarter	$10.55	$13.92	$13.00	$11.00

* Adjusted for the effects of a 2 for 1 common stock split issued March 1, 2007.

The last sales price of the common stock on March 14, 2008 was $10.50. The approximate number of holders of the Company’s 3,162,764 shares of Common Stock as of December 31, 2007 is 1,600. There are 189,356 shares of the Company’s Preferred Stock issued and outstanding as of December 31, 2007. The preferred stock is non cumulative and convertible into 2.0868 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003.

Each holder of Common Stock is entitled to dividends paid by the Company when and if declared by the Board of Directors from funds legally available. The determination and declaration of dividends is within the discretion of the Board of Directors subject to legal conditions. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank (Surrey Bank & Trust). Our only source of income is dividends paid by the Bank and interest income from excess funds invested in time deposits with the Bank. We must pay all of our operating expenses from funds we receive from the Bank. North Carolina banking requires that dividends from a bank be paid out of the Bank’s retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from us only to the extent that funds are available from the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Subject to these restrictions, our Board of Directors will consider the payment of dividends when it is deemed prudent to do so.

On October 30, 2007, the Company declared a special cash dividend of $0.15 per share on its common stock, payable January 2, 2008, to shareholders of record as of the close of business on December 10, 2007. This dividend was paid out of excess funds in the bank holding company and did not require a dividend payment to the Company from Surrey Bank & Trust.

ITEM 6.   SELECTED FINANIAL DATA

and

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                 OPERATIONS

Omitted, per general instruction E. The information required by Items 6 and 7 of Part II is incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2007 attached as Exhibit 15 to this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Quantitative information about the Bank’s interest rate risk is included in Managements Discussion and Analysis of Financial Condition and Results of Operation included in this Form 10-K for the year ended December 31, 2007.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted, per general instruction E. The information required by Items 8 of Part II is incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2007 attached as Exhibit 15 to this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                  DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We continue to evaluate our internal controls each year.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. In addition, the operation of any system of controls and procedures is dependent upon the employees responsible for executing it. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

and

ITEM 11.	EXECUTIVE COMPENSATION

and

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

                    STOCKHOLDER MATTERS

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2007 which is to be filed with the SEC by April 30, 2008.

The following table sets forth equity compensation plan information at December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	116,396	$7.07	-

Equity compensation plans not approved by security holders	NA	NA	NA

Total	116,396	$7.07	-

A description of the Company’s equity compensation plans is presented in Note 14 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

and

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2007 which is to be filed with the SEC by April 30, 2008.

PART IV

ITEM 15.   EXHIBITS

The following documents are filed as part of the report:

*   Incorporated by reference from the indicated pages of the 2007 Annual Report to Stockholders

2.     Consolidated Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.     Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

s/ Edward C. Ashby, III
Date 3/27/08	Edward C. Ashby, III
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

s/ Edward C. Ashby, III Edward C. Ashby, III	Director, President and Chief Executive Officer	3/27/08

s/ Mark H. Towe Mark H. Towe	Sr. Vice President and Chief Financial Officer	3/27/08

s/ Hylton Wright Hylton Wright	Chairman of the Board	3/27/08

s/ William A. Johnson William A. Johnson	Director	3/27/08

s/ Elizabeth Johnson Lovill Elizabeth Johnson Lovill	Director	3/27/08

s/ Robert H. Moody Robert H. Moody	Director	3/27/08

s/ Tom G. Webb Tom G. Webb	Director	3/27/08

s/ Gene Rees Gene Rees	Director	3/27/08

s/ Buddy Williams Buddy Williams	Director	3/27/08

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.3	Amendment Number One to Employment
Agreement dated September 21, 2007, by and between the Bank and Edward C. Ashby, III

10.4	Amendment Number One to Employment
Agreement dated September 21, 2007, by and between the Bank and Mark H. Towe

10.5	Amendment Number One to Employment
Agreement dated September 21, 2007, by and between the Bank and Brenda J. Harding

10.6	Amendment Number One to Employment
Agreement dated September 21, 2007, by and between the Bank and Pedro A. Pequeno, II

15.1	2007 Annual Report to Stockholders
(Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-K).

21	Subsidiaries of the Registrant

23	Consent of Elliott Davis, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications