Form 10-Q
period 2008-03-31
SURREY BANCORP
filed 2008-05-13
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

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

(336) 783-3900

(Registrant’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On May 6, 2008 there were 3,166,174 common shares issued and outstanding

Consolidated Balance Sheets

March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

	March 2008	December 2007
Assets
Cash and due from banks	$1,422,557	$2,220,733
Interest-bearing deposits with banks	19,320,312	27,248,499
Federal funds sold	401,000	400,000
Investment securities available for sale	2,127,771	3,118,333
Restricted equity securities	1,036,114	994,014
Loans, net of allowance for loan losses of $2,889,835 in 2008 and $2,781,565 in 2007	167,904,198	166,456,800
Property and equipment, net	5,046,873	4,902,097
Foreclosed assets	45,320	88,840
Accrued income	1,055,021	1,205,247
Goodwill	120,000	120,000
Bank owned life insurance	2,979,794	2,953,020
Other assets	1,383,932	1,249,790

Total assets	$202,842,892	$210,957,373

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$25,947,924	$28,040,914
Interest-bearing	137,968,916	143,139,318

Total deposits	163,916,840	171,180,232

Federal funds purchased and securities sold under agreements to repurchase	15,971	147,327
Other borrowings	13,829,141	14,656,117
Dividends payable	29,661	504,483
Accrued interest payable	683,183	631,197
Other liabilities	1,025,133	854,826

Total liabilities	179,499,929	187,974,182

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with a liquidation value of $14 per share	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value; 3,166,174 shares issued in 2008 and 3,162,764 shares issued in 2007	9,240,397	9,217,939
Retained earnings	11,472,717	11,141,839
Accumulated other comprehensive income	9,524	3,088

Total stockholders’ equity	23,342,963	22,983,191

Total liabilities and stockholders’ equity	$202,842,892	$210,957,373

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
Interest income
Loans and fees on loans	$3,187,798	$3,409,296
Federal funds sold	3,082	5,292
Investment securities, taxable	41,196	51,905
Deposits with banks	146,648	209,111

Total interest income	3,378,724	3,675,604

Interest expense
Deposits	1,432,425	1,395,076
Federal funds purchased and securities sold under agreements to repurchase	2,302	5,665
Other borrowings	156,168	158,482

Total interest expense	1,590,895	1,559,223

Net interest income	1,787,829	2,116,381
Provision for loan losses	141,737	116,100

Net interest income after provision for loan losses	1,646,092	2,000,281

Noninterest income
Service charges on deposit accounts	265,045	257,020
Gain on sale of government guaranteed loans	—	147,840
Fees and yield spread premiums on loans delivered to correspondents	43,111	61,502
Other service charges and fees	90,795	65,957
Other operating income	168,436	163,868

Total noninterest income	567,387	696,187

Noninterest expense
Salaries and employee benefits	847,844	760,783
Occupancy expense	93,412	99,736
Equipment expense	68,315	74,590
Data processing	89,782	89,946
Foreclosed assets, net	13,444	11,443
Other expense	499,684	533,382

Total noninterest expense	1,612,481	1,569,880

Net income before income taxes	600,998	1,126,588
Income tax expense	197,113	375,884

Net income	403,885	750,704
Preferred stock dividends declared	(29,661)	(29,415)

Net income available to common shareholders	$374,224	$721,289

Basic earnings per common share	$0.12	$0.24

Diluted earnings per common share	$0.11	$0.21

Basic weighted average common shares outstanding	3,164,838	3,061,152

Diluted weighted average common shares outstanding	3,589,094	3,561,172

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$403,885	$750,704
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	67,865	76,321
Loss on the sale of foreclosed assets	13,444	11,442
Stock-based compensation, net of tax benefit	8,546	1,287
Provision for loan losses	141,737	116,100
Deferred income taxes	(15,934)	(36,316)
Accretion of discount on securities, net of amortization of premiums	(3,411)	(10,506)
Increase in cash surrender value of life insurance	(26,774)	(25,578)
Changes in assets and liabilities:
Accrued income	150,226	50,561
Other assets	(122,245)	22,458
Accrued interest payable	51,986	118,249
Other liabilities	126,961	130,368

Net cash provided by operating activities	796,286	1,205,090

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	7,928,187	(11,617,284)
Net increase in federal funds sold	(1,000)	(1,000)
Purchases of investment securities	(1,000,625)	(983,750)
Sales and maturities of investment securities	2,005,071	2,032,067
Redemption of restricted equity securities	—	134,400
Purchases of restricted equity securities	(42,100)	(9,484)
Net (increase) decrease in loans	(1,652,355)	1,405,067
Proceeds from the sale of foreclosed assets	93,296	43,177
Purchases of property and equipment	(212,641)	(168,882)

Net cash provided by (used in) investing activities	7,117,833	(9,165,689)

Cash flows from financing activities
Net increase (decrease) in deposits	(7,263,392)	7,956,751
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(131,356)	(143,952)
Net decrease in other borrowings	(826,976)	(301,844)
Dividends paid	(504,483)	(30,069)
Common stock options exercised	13,912	120,165
Tax benefit related to exercise of non-incentive stock options	—	178,721

Net cash provided by (used in) financing activities	(8,712,295)	7,779,772

Net decrease in cash and cash equivalents	(798,176)	(180,827)
Cash and cash equivalents, beginning	2,220,733	1,830,516

Cash and cash equivalents, ending	$1,422,557	$1,649,689

Supplemental disclosures of cash flow information
Interest paid	$1,538,909	$1,440,974

Taxes paid	$14,789	$31,356

Loans transferred to foreclosed properties	$63,220	$37,300

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2008 and 2007 (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2007	189,356	$2,620,325	3,002,168	$8,461,247	$8,950,342	$(4,460)	$20,027,454
Comprehensive income
Net income	—	—	—	—	750,704	—	750,704
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $1,208	—	—	—	—	—	1,925	1,925

Total comprehensive income	—	—	—	—	—	—	752,629
Common stock issued
Common stock options exercised, net of shares surrendered in cashless exchange	—	—	70,534	120,165	—	—	120,165
Tax benefit related to exercise of non-qualified stock options	—	—	—	178,721	—	—	178,721
Stock-based compensation, net of tax benefit	—	—	—	1,287	—	—	1,287
Dividends declared on convertible preferred stock ($.16 per share)	—	—	—	—	(29,415)	—	(29,415)

Balance, March 31, 2007	189,356	$2,620,325	3,072,702	$8,761,420	$9,671,631	$(2,535)	$21,050,841

Balance, January 1, 2008, as previously reported	189,356	$2,620,325	3,162,764	$9,217,939	$11,141,839	$3,088	$22,983,191
Cumulative effect of initial adoption of EITF 06-4					(43,346)		(43,346)

Balance, January 1, 2008					11,098,493		22,939,845
Comprehensive income
Net income	—	—	—	—	403,885	—	403,885
Net change in unrealized gain on investment securities available for sale, net of income tax expense of $4,037	—	—	—	—	—	6,436	6,436

Total comprehensive income	—	—	—	—	—	—	410,321
Common stock issued
Common stock options exercised	—	—	3,410	13,912	—	—	13,912
Stock-based compensation, net of tax benefit	—	—	—	8,546	—	—	8,546
Dividends declared on convertible preferred stock ($.16 per share)	—	—	—	—	(29,661)	—	(29,661)

Balance, March 31, 2008	189,356	$2,620,325	3,166,174	$9,240,397	$11,472,717	$9,524	$23,342,963

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, and its changes in stockholders’ equity and cash flows for the three months ended March 31, 2008 and 2007. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2007, included in the Company’s Form 10-K. The balance sheet at December 31, 2007, has been taken from the audited financial statements at that date.

Organization

Surrey Bancorp (the “Company”) began operation on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. Stockholders of the bank received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common stock owned. The Company is subject to regulation by the Federal Reserve.

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

On July 31, 2000, Surrey Bank & Trust formed Friendly Finance, LLC, (“subsidiary”) a subsidiary operation specializing in the purchase of sales finance contracts from local automobile dealers. The Bank originally had a 60% majority interest in the company. On March 1, 2003, the Bank acquired the minority interest in Friendly Finance, LLC in exchange for the satisfaction of other commitments of the holder of the minority interest. On January 1, 2005, Friendly Finance, LLC’s name was changed to Freedom Finance, LLC.

The accounting and reporting policies of the Company and subsidiaries follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2007 contain a summary of the significant accounting policies. The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

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

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash and amounts due from depository institutions (including cash items in process of collection). Overnight interest bearing deposits and federal funds sold are shown separately. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per FASB Statement No. 104. Federal Funds purchased are shown with securities sold under agreements to repurchase.

Investment Securities

Investments classified as available for sale are intended to be held for indefinite periods of time and include those securities that management may employ as part of asset/liability strategy or that may be sold in response to changes in interest rates, prepayments, regulatory capital requirements or similar factors. These securities are carried at fair value and are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or significant other observable inputs.

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2008 and December 31, 2007, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the sale. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at March 31, 2008 and December 31, 2007.

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

Activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 follows:

	March 31,
	2008	2007
Balance at beginning of year	$2,781,565	$2,531,305
Add provision charged to expense	141,737	116,100
Less net charge-offs	(33,467)	(123,251)

	$2,889,835	$2,524,154

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt the provisions of SFAS 161 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS 161 to have a material effect on the Company’s financial condition and results of operations.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The application of SFAS 157 did not impact the Company’s accounting measurements but did result in additional disclosures.

Beginning January 1, 2008, the Company can prospectively elect to apply SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (SFAS 159), and measure selected financial assets and liabilities at fair value on a contract-by-contract basis. The Company evaluated the guidance contained in SFAS 159, and decided not to elect the fair value option for any financial assets or liabilities at this time.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2008 and 2007 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 3. COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2008, the Company had commitments to extend credit, including unused lines of credit of approximately $33,251,000. Letters of credit totaling $1,763,754 were outstanding.

NOTE 4. STOCK BASED COMPENSATION

The Company has two share-based compensation plans. The compensation cost that has been charged against income for those plans was approximately $12,948 and $1,950 for the three-month periods ended March 31, 2008 and 2007, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $4,402 and $663 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 5. RESTATEMENT OF BEGINNING RETAINED EARNINGS.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement (EITF 06-4). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life, which the Company owns, and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion—1967 (if the arrangement is, in substance, an individual deferred compensation contract). The Company recognized the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The reduction of beginning retained earnings resulting from the cumulative-effect of the adoption of EITF 06-4 was $43,346. Expense amounting to approximately $3,700 was recognized in salaries and benefits expense in the period ended March 31, 2008.

NOTE 6. FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives, if present, are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands) March 31, 2008	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$2,128	$—	$2,128	$—
Total assets at fair value	$2,128	$—	$2,128	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets measured at fair value on a recurring basis at March 31, 2008.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets or liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets and liabilities measured at fair value on a nonrecurring basis are included in the table below.

(in thousands) March 31, 2008	Total	Level 1	Level 2	Level 3

Loans	$762	$—	$762	$—
Foreclosed assets	45	—	45	—
Total assets at fair value	$807	$—	$807	$—

Total liabilities at fair value	$—	$—	$—	$—

NOTE 7. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC (subsidiary). The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
March 31, 2008
Net interest income	$1,666,757	$121,072	$—	$1,787,829
Other income	566,567	820	—	567,387
Depreciation and amortization	67,214	651	—	67,865
Provision for loan losses	150,666	(8,929)	—	141,737
Net income	378,782	25,103	—	403,885
Assets	202,013,702	2,386,851	(1,557,661)	202,842,892

March 31, 2007
Net interest income	$1,962,058	$154,323	$—	$2,116,381
Other income	694,875	1,312	—	696,187
Depreciation and amortization	75,670	651	—	76,321
Provision for loan losses	50,578	65,522	—	116,100
Net income	751,611	(907)	—	750,704
Assets	194,068,257	3,431,782	(1,608,206)	195,891,833

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, require different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended March 31, 2008. The Company does allocate income taxes to the segments. Other income represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in any one geographical area.

NOTE 8. BENEFIT PLANS

The Company has a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $267,381 and $173,422 at March 31, 2008 and 2007, respectively. Employee benefits expense, an actuarially determined amount, was $23,002 and $23,653 for the three months ended March 31, 2008 and 2007, respectively. The assumed discount rate for the plan is 7.0%.

The Company also has a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $323,801 and $226,836 at March 31, 2008 and 2007, respectively. Deferred directors’ fees expensed were $23,460 and $91,045 for the three months ended March 31, 2008 and 2007, respectively.

The Company has purchased and is the primary beneficiary of life insurance policies indirectly related to the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $2,979,794 and $2,872,715 at March 31, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three months ending March 31, 2008 and 2007. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

Surrey Bancorp (“Company”) is a North Carolina corporation, located in Mount Airy, North Carolina. The Company was incorporated on February 6, 2003, and began business on May 1, 2003.

Surrey Bank & Trust (“Bank”) is a North Carolina state Chartered Bank, located in Mount Airy, North Carolina. The Bank was chartered on July 15, 1996, and began operations on July 22, 1996. The Bank has two operating subsidiaries; Surrey Investment Services, Inc. and Freedom Finance, LLC.

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

Net income available for common stockholders for the three months ended March 31, 2008, was $374,224 or $0.11 per diluted share outstanding compared to a $721,289 or $0.21 per diluted share outstanding for the same period in 2007. Earnings for the three months ended March 31, 2008, are approximately 48.1% lower than for the same period in 2007. The decrease results from a 15.5% decrease in net interest income from $2,116,381 in the first quarter of 2007 to $1,787,829 in 2008. Additionally, the provision for loan losses increased 22.1%, or $25,637, over the 2007 first quarter provision. Noninterest income decreased 18.5% to $567,387 in 2008 compared to $696,187 in 2007. The net interest income decrease is primarily due to the steep decrease in interest rates over the past two quarters and the resulting contraction of the net interest margin. The increase in the loan loss provision is associated with growth and increases of specific reserves on loans considered impaired. The decrease in noninterest income is primarily due to a decrease in the gains from the sales of government guaranteed loans. Noninterest expenses increased modestly from $1,569,880 in the first quarter of 2007, to $1,612,481 in 2008. Most of this increase is associated with salaries and benefits expenses.

On March 31, 2008, Surrey Bancorp’s assets totaled $202,842,892 compared to $210,957,373 on December 31, 2007. Net loans were $167,904,198 compared to $166,456,800 on December 31, 2007. This increase is attributable to increases in commercial loans, which have increased 2.08% from the 2007 year end totals. However, these increases have been partially offset by decreases in construction loans. Construction loans have decreased 13.71% from December 31, 2007. This decrease is due to payoffs and the normal slowing of construction lending in the first quarter of the year.

Total deposits on March 31, 2008, were $163,916,840 compared to $171,180,232 at the end of 2007. This decrease is attributable to all deposit categories. Demand deposits decreased 3.66% from 2007 totals. Certificates of deposit decreased 0.14% from December 31, 2007 totals, while savings deposits, which include money market accounts, decreased 22.69%.

Common stockholders’ equity increased by $403,118 or 1.98% during the three months ended March 31, 2008, after a cumulative effect adjustment to beginning retained earnings (see Note 5), resulting in a common stock book value of $6.55 per share, up from $6.44 on December 31, 2007.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2008 or December 31, 2007.

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

Investments in available for sale securities of $2,127,771 consisted of U.S. Governmental Agency obligations with maturities ranging from fifteen to forty-seven months, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2008, were $167,904,198 compared to $166,456,800 on December 31, 2007. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 46.9% of the Bank’s loans as of March 31, 2008, are fixed rate loans with 53.1% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2008, were $163,916,840, compared to $171,180,232 on December 31, 2007. The March total comes from a base of approximately 12,346 accounts compared to 12,213 accounts at December 31, 2007; a 1.1% increase. Interest-bearing accounts represented 84.2% of the 2008 period-end deposits versus 83.6% at December 31, 2007.

Stockholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
March 31, 2008:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.59%	8.0%
Surrey Bank & Trust	13.57%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.33%	4.0%
Surrey Bank & Trust	12.31%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.95%	4.0%
Surrey Bank & Trust	10.11%	4.0%

December 31, 2007:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.49%	8.0%
Surrey Bank & Trust	13.46%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.24%	4.0%
Surrey Bank & Trust	12.21%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.70%	4.0%
Surrey Bank & Trust	9.86%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The provision for loan losses charged to operations was $141,737 in the first three months of 2008 compared to $116,100 for the same period in 2007.

The reserve for loan losses on March 31, 2008, was $2,889,835 or 1.69% of period end loans. This percentage is derived from total loans. Approximately $32,155,000 of loans at March 31, 2008, are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 1.96% of outstanding loans.

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

At March 31, 2008, the Bank had loans totaling approximately $348,981 in nonaccrual status.

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

At March 31, 2008, the liquidity position of the Company was good, with short-term liquid assets of $21,143,869. Deposit decreases coupled with loan growth during the first quarter of 2008 decreased the liquidity position by approximately $8,725,000 from December 31, 2007 totals. The Bank experiences large maturities of time deposits in the second quarter of the year which could decrease the liquidity further. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $16,000,000. There were no outstanding advances against these lines at March 31, 2008. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $14,972,000 at March 31, 2008. Advances taken down against the Federal Home Loan Bank line amounted to $12,950,000 at March 31, 2008. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $2,250,000. At March 31, 2008, $875,000 was outstanding on this line.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either re-price or mature. We attempt to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or re-pricing opportunities at levels that will afford protection from substantial erosion of the net interest margin, to the extent practical, from changes in interest rates.

We use a number of tools to manage our interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods.

Quantitative information about the Bank’s interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

31.1 Certification

31.2 Certification

32.1 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: May 13, 2008	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: May 13, 2008	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer