Form 10-K/A
period 2007-12-31
SURREY BANCORP
filed 2008-07-30
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-K/A

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

PART I

EXPLANATORY NOTE

Surrey Bancorp has amended its Annual Report on Form 10-K. This annual report is for the year ended December 31, 2007, and was originally filed with the Commission on March 27, 2008. The purpose of this amendment is to correct the inadvertent omission of managements’ report on internal control over financial reporting, as required by Exchange Act Rules 13a-15 and 15d-15 and our assessment and conclusion as to the effectiveness of the Company’s internal control over financial reporting, as required by Item 308T(a) of Regulation S-K; and to revise the Principal Executive Officer and Principal Financial Officer certifications to include corrected introductory language of paragraph 4(b) under Item 601(b)(31) of Regulation S-K. The amended certifications do not include item (3), which refers to financial information not included in this amendment. We have not undertaken to update all the information in this Annual Report, but instead have only updated those areas related to the amendments. Please read all of our filings with the Commission in conjunction with this Form 10K/A.

FORM 10-K, ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2007, based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2007, Surrey Bancorp’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

7/30/08	/s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Edward C. Ashby, III	Director, President and	7/30/08
Edward C. Ashby, III	Chief Executive Officer

/s/ Mark H. Towe	Sr. Vice President and	7/30/08
Mark H. Towe	Chief Financial Officer

/s/ Hylton Wright	Chairman of the Board	7/30/08
Hylton Wright

/s/ William A. Johnson	Director	7/30/08
William A. Johnson

/s/ Elizabeth Johnson Lovill	Director	7/30/08
Elizabeth Johnson Lovill

/s/ Robert H. Moody	Director	7/30/08
Robert H. Moody

/s/ Tom G. Webb	Director	7/30/08
Tom G. Webb

/s/ Gene Rees	Director	7/30/08
Gene Rees

/s/ Buddy Williams	Director	7/30/08
Buddy Williams