Form 10-Q
period 2008-06-30
SURREY BANCORP
filed 2008-08-13
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

On August 4, 2008 there were 3,166,174 common shares issued and outstanding

Consolidated Balance Sheets

June 30, 2008 (Unaudited) and December 31, 2007 (Audited)

	June 2008	December 2007
Assets
Cash and due from banks	$1,336,229	$2,220,733
Interest-bearing deposits with banks	17,454,596	27,248,499
Federal funds sold	202,000	400,000
Investment securities available for sale	2,842,266	3,118,333
Restricted equity securities	1,036,164	994,014
Loans, net of allowance for loan losses of $2,942,742 in 2008 and $2,781,565 in 2007	171,881,600	166,456,800
Property and equipment, net	5,173,198	4,902,097
Foreclosed assets	33,400	88,840
Accrued income	1,077,544	1,205,247
Goodwill	120,000	120,000
Bank owned life insurance	3,006,482	2,953,020
Other assets	1,807,514	1,249,790

Total assets	$205,970,993	$210,957,373

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$27,213,596	$28,040,914
Interest-bearing	135,287,086	143,139,318

Total deposits	162,500,682	171,180,232

Federal funds purchased and securities sold under agreements to repurchase	4,041,527	147,327
Other borrowings	13,702,165	14,656,117
Dividends payable	29,660	504,483
Accrued interest payable	656,746	631,197
Other liabilities	1,300,440	854,826

Total liabilities	182,231,220	187,974,182

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non- cumulative, perpetual; with a liquidation value of $14 per share	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value; 3,166,174 shares issued in 2008 and 3,162,764 shares issued in 2007	9,248,943	9,217,939
Retained earnings	11,878,315	11,141,839
Accumulated other comprehensive income (loss)	(7,810)	3,088

Total stockholders’ equity	23,739,773	22,983,191

Total liabilities and stockholders’ equity	$205,970,993	$210,957,373

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Six months ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
Interest income
Loans and fees on loans	$6,140,692	$6,834,551
Federal funds sold	5,015	10,612
Investment securities, taxable	79,845	99,929
Deposits with banks	211,600	481,103

Total interest income	6,437,152	7,426,195

Interest expense
Deposits	2,665,254	2,818,253
Federal funds purchased and securities sold under agreements to repurchase	4,109	9,168
Other borrowings	303,905	317,804

Total interest expense	2,973,268	3,145,225

Net interest income	3,463,884	4,280,970

Provision for loan losses	235,667	232,124

Net interest income after provision for loan losses	3,228,217	4,048,846

Noninterest income
Service charges on deposit accounts	554,624	532,736
Gain on sale of government guaranteed loans	—	147,840
Fees and yield spread premiums on loans delivered to correspondents	70,877	113,263
Other service charges and fees	185,388	155,542
Other operating income	338,992	339,245

Total noninterest income	1,149,881	1,288,626

Noninterest expense
Salaries and employee benefits	1,577,206	1,514,767
Occupancy expense	193,540	190,779
Equipment expense	156,307	162,170
Data processing	185,517	184,899
Foreclosed assets, net	22,624	21,282
Other expense	986,607	1,010,115

Total noninterest expense	3,121,801	3,084,012

Net income before income taxes	1,256,297	2,253,460

Income tax expense	417,154	777,718

Net income	839,143	1,475,742

Preferred stock dividends declared	(59,321)	(59,157)

Net income available to common shareholders	$779,822	$1,416,585

Basic earnings per share	$0.25	$0.46

Diluted earnings per share	$0.23	$0.42

Basic weighted average shares outstanding	3,165,506	3,091,884

Diluted weighted average shares outstanding	3,589,485	3,533,935

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
Interest income
Loans and fees on loans	$2,952,894	$3,425,255
Federal funds sold	1,933	5,320
Investment securities, taxable	38,649	48,024
Deposits with banks	64,952	271,992

Total interest income	3,058,428	3,750,591

Interest expense
Deposits	1,232,829	1,423,177
Federal funds purchased and securities sold under agreements to repurchase	1,807	3,503
Other borrowings	147,737	159,322

Total interest expense	1,382,373	1,586,002

Net interest income	1,676,055	2,164,589

Provision for loan losses	93,930	116,024

Net interest income after provision for loan losses	1,582,125	2,048,565

Noninterest income
Service charges on deposit accounts	289,579	275,716
Fees and yield spread premiums on loans delivered to correspondents	27,766	51,761
Other service charges and fees	94,593	89,585
Other operating income	170,556	175,377

Total noninterest income	582,494	592,439

Noninterest expense
Salaries and employee benefits	729,362	753,984
Occupancy expense	100,128	91,043
Equipment expense	87,992	87,580
Data processing	95,735	94,953
Foreclosed assets, net	9,180	9,839
Other expense	486,923	476,733

Total noninterest expense	1,509,320	1,514,132

Net income before income taxes	655,299	1,126,872

Income tax expense	220,041	401,834

Net income	435,258	725,038
Preferred stock dividends declared	(29,660)	(29,742)

Net income available to common shareholders	$405,598	$695,296

Basic earnings per common share	$0.13	$0.22

Diluted earnings per common share	$0.12	$0.20

Basic weighted average common shares outstanding	3,166,174	3,122,279

Diluted weighted average common shares outstanding	3,589,865	3,565,078

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$839,143	$1,475,742
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	147,723	154,372
Gain on the sale of fixed assets	(2,737)	—
Loss on the sale of foreclosed assets	22,624	21,282
Stock-based compensation, net of tax benefit	17,092	2,574
Provision for loan losses	235,667	232,124
Deferred income taxes	(37,570)	(61,382)
Accretion of discount on securities, net of amortization of premiums	(6,291)	(24,845)
Increase in cash surrender value of life insurance	(53,462)	(51,755)
Changes in assets and liabilities:
Accrued income	127,703	(79,779)
Other assets	(513,316)	(414,165)
Accrued interest payable	25,549	70,246
Other liabilities	402,268	232,649

Net cash provided by operating activities	1,204,393	1,557,063

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	9,793,903	(4,975,443)
Net (increase) decrease in federal funds sold	198,000	(3,000)
Purchases of investment securities	(2,744,653)	(2,467,382)
Sales and maturities of investment securities	3,009,275	2,537,991
Redemption of restricted equity securities	—	134,400
Purchases of restricted equity securities	(42,150)	(9,534)
Net increase in loans	(5,773,381)	(2,826,826)
Proceeds from the sale of fixed assets	2,815	—
Proceeds from the sale of foreclosed assets	145,730	235,270
Purchases of property and equipment	(418,902)	(286,347)

Net cash provided by (used in) investing activities	4,170,637	(7,660,871)

Cash flows from financing activities
Net increase (decrease) in deposits	(8,679,550)	5,272,897
Net increase in federal funds purchased and securities sold under agreements to repurchase	3,894,200	243,092
Net decrease in other borrowings	(953,952)	(428,689)
Dividends paid	(534,144)	(59,484)
Common stock options exercised	13,912	171,352
Tax benefit related to exercise of non-incentive stock options	—	565,076

Net cash provided by (used in) financing activities	(6,259,534)	5,764,244

Net decrease in cash and cash equivalents	(884,504)	(339,564)

Cash and cash equivalents, beginning	2,220,733	1,830,516

Cash and cash equivalents, ending	$1,336,229	$1,490,952

Supplemental disclosures of cash flow information
Interest paid	$2,947,719	$3,074,979

Taxes paid	$569,749	$508,916

Loans transferred to foreclosed properties	$112,914	$294,613

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2008 and 2007 (Unaudited)

	Preferred Stock		Common Stock		Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)
Balance, January 1, 2007	189,356	$2,620,325	3,002,168	$8,461,247	$8,950,342	$(4,460)	$20,027,454

Comprehensive income
Net income	—	—	—	—	1,475,742	—	1,475,742
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $437	—	—	—	—	—	698	698

Total comprehensive income	—	—	—	—	—	—	1,476,440

Common stock issued
Common stock options exercised, net of shares surrendered in cashless exchange	—	—	157,146	171,352	—	—	171,352
Tax benefit related to exercise of non-qualified stock options	—	—	—	565,076	—	—	565,076
Stock-based compensation, net of tax benefit	—	—	—	2,574	—	—	2,574
Dividends declared on convertible preferred stock ($.31 per share)	—	—	—	—	(59,157)	—	(59,157)

Balance, June 30, 2007	189,356	$2,620,325	3,159,314	$9,200,249	$10,366,927	$(3,762)	$22,183,739

Balance, January 1, 2008, as previously reported	189,356	$2,620,325	3,162,764	$9,217,939	$11,141,839	$3,088	$22,983,191
Cumulative effect of initial adoption of EITF 06-4					(43,346)		(43,346)

Balance, January 1, 2008					11,098,493		22,939,845
Comprehensive income
Net income	—	—	—	—	839,143	—	839,143
Net change in unrealized gain on investment securities available for sale, net of income tax benefit of $6,837	—	—	—	—	—	(10,898)	(10,898)

Total comprehensive income	—	—	—	—	—	—	828,245
Common stock issued
Common stock options exercised	—	—	3,410	13,912	—	—	13,912
Stock-based compensation, net of tax benefit	—	—	—	17,092	—	—	17,092
Dividends declared on convertible preferred stock ($.31 per share)	—	—	—	—	(59,321)	—	(59,321)

Balance, June 30, 2008	189,356	$2,620,325	3,166,174	$9,248,943	$11,878,315	$(7,810)	$23,739,773

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of June 30, 2008 and December 31, 2007, the results of operations for the six and three months ended June 30, 2008 and 2007, and its changes in stockholders’ equity and cash flows for the six and three months ended June 30, 2008 and 2007. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2007, included in the Company’s Form 10-K. The balance sheet at December 31, 2007, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2008 and December 31, 2007, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at June 30, 2008 and December 31, 2007.

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

Activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007 follows:

	June 30,
	2008	2007
Balance at beginning of year	$2,781,565	$2,531,305
Add provision charged to expense	235,667	232,124
Less net charge-offs	(74,490)	(198,508)

	$2,942,742	$2,564,921

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

Recent Accounting Pronouncements, continued

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (SFAS 141(R)) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension

Recent Accounting Pronouncements, concluded

assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2008 and 2007 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 3. COMMITMENTS AND LETTERS OF CREDIT

At June 30, 2008, the Company had commitments to extend credit, including unused lines of credit of approximately $31,337,000. Letters of credit totaling $1,905,563 were outstanding.

NOTE 4. STOCK BASED COMPENSATION

The Company has two share-based compensation plans. The compensation cost that has been charged against income for those plans was approximately $25,896 and $3,901 for the six-month periods ended June 30, 2008 and 2007, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $8,804 and $1,327 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 5. RESTATEMENT OF BEGINNING RETAINED EARNINGS.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement (EITF 06-4). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life, which the Company owns, and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion—1967 (if the arrangement is, in substance, an individual deferred compensation contract). The Company recognized the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The reduction of beginning retained earnings resulting from the cumulative-effect of the adoption of EITF 06-4 was $43,346. Expense amounting to approximately $7,400 was recognized in salaries and benefits expense in the period ended June 30, 2008.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2008
Investment securities available for sale	$2,842	$—	$2,842	$—
Total assets at fair value	$2,842	$—	$2,842	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets measured at fair value on a recurring basis at June 30, 2008.

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

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2008
Loans	$749	$—	$749	$—
Foreclosed assets	33	—	33	—
Total assets at fair value	$782	$—	$782	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets measured at fair value on a non-recurring basis at June 30, 2008.

NOTE 7. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC. The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, 2008 and 2007 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
June 30, 2008
Net interest income	$3,225,127	$238,757	$—	$3,463,884
Other income	1,148,812	1,069	—	1,149,881
Depreciation and amortization	146,421	1,302	—	147,723
Provision for loan losses	236,760	(1,093)	—	235,667
Net income	797,310	41,833	—	839,143
Assets	205,398,077	2,284,072	(1,711,156)	205,970,993

June 30, 2007
Net interest income	$3,983,562	$297,408	$—	$4,280,970
Other income	1,286,096	2,530	—	1,288,626
Depreciation and amortization	153,070	1,302	—	154,372
Provision for loan losses	121,083	111,041	—	232,124
Net income	1,463,680	12,062	—	1,475,742
Assets	192,999,209	3,323,100	(1,666,628)	194,655,681

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, require different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended June 30, 2008. The Company does allocate income taxes to the segments. Other income represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in any one geographical area.

NOTE 8. BENEFIT PLANS

The Company has a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $290,383 and $197,074 at June 30, 2008 and 2007, respectively. Employee benefits expense, an actuarially determined amount, was $46,004 and $47,305 for the six months ended June 30, 2008 and 2007, respectively. The assumed discount rate for the plan is 7.0%.

The Company also has a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $349,285 and $247,712 at June 30, 2008 and 2007, respectively. Deferred directors’ fees expensed were $48,944 and $111,921 for the six months ended June 30, 2008 and 2007, respectively.

The Company has purchased and is the primary beneficiary of life insurance policies indirectly related to the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $3,006,482 and $2,898,892 at June 30, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the six and three months ending June 30, 2008 and 2007. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended June 30, 2008, was $405,598 or $0.12 per diluted share outstanding compared to a $695,296 or $0.20 per diluted share outstanding for the same period in 2007. Earnings for the three months ended June 30, 2008, are approximately 41.7% lower than for the same period in 2007. The decrease results from a 22.6% decrease in net interest income from $2,164,589 in the second quarter of 2007 to $1,676,055 in 2008. Noninterest income decreased 1.7% to $582,494 in 2008 compared to $592,439 in 2007. The net interest income decrease is primarily due to the steep decrease in interest rates over the past three quarters and the resulting contraction of the net interest margin. The decrease in noninterest income is primarily due to a slowing of mortgage related activities during the quarter. Noninterest expenses decreased slightly from $1,514,132 in the second quarter of 2007, to $1,509,320 in 2008. Most of this decrease is associated with salaries and benefits expenses.

Net income available for common shareholders for the six months ended June 30, 2008, was $779,822 or $.23 per diluted share outstanding compared to $1,416,585 or $.42 per diluted share outstanding for the same period in 2007. Earnings for the six months ended June 30, 2007, are approximately 44.9% lower than for the same period in 2007. The decrease primarily results from a 19.1% decrease in net interest income from $4,280,970 in 2007 to $3,463,884 in 2008.

On June 30, 2008, Surrey Bancorp’s assets totaled $205,970,993 compared to $210,957,373 on December 31, 2007. Net loans were $171,881,600 compared to $166,456,800 on December 31, 2007. This increase is attributable to increases in commercial loans, which have increased 5.42% from the 2007-year end totals. These increases have been partially offset by small decreases in other loan categories. Construction loans have decreased 5.04% from December 31, 2007. This decrease is due to payoffs and the normal slowing of construction lending in the first two quarters of the year.

Total deposits on June 30, 2008, were $162,500,682 compared to $171,180,232 at the end of 2007. This decrease is attributable to all deposit categories. Demand deposits decreased 2.59% from 2007 totals. Certificates of deposit decreased 1.32% from December 31, 2007 totals, while savings deposits, which include money market accounts, decreased 25.76%.

Common stockholders’ equity increased by $799,928 or 3.49% during the six months ended June 30, 2008, after a cumulative effect adjustment to beginning retained earnings (see Note 5), resulting in a common stock book value of $6.67 per share, up from $6.44 on December 31, 2007.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2008 or December 31, 2007.

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

Investments in available for sale securities of $2,842,266 consisted of U.S. Governmental Agency obligations with maturities ranging from two to forty-four months, a corporate bond with a maturity of ten years, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2008, were $171,881,600 compared to $166,456,800 on December 31, 2007. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 47.1% of the Bank’s loans as of June 30, 2008, are fixed rate loans with 52.9% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2008, were $162,500,682, compared to $171,180,232 on December 31, 2007. The June total comes from a base of approximately 12,212 accounts compared to 12,213 accounts at December 31, 2007. Interest-bearing accounts represented 83.3% of the 2008 period-end deposits versus 83.6% at December 31, 2007.

Stockholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
June 30, 2008:
Total Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.52%	8.0%
Surrey Bank & Trust	13.54%	8.0%
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.26%	4.0%
Surrey Bank & Trust	12.28%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	11.23%	4.0%
Surrey Bank & Trust	10.40%	4.0%

December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.49%	8.0%
Surrey Bank & Trust	13.46%	8.0%
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.24%	4.0%
Surrey Bank & Trust	12.21%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	10.70%	4.0%
Surrey Bank & Trust	9.86%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The provision for loan losses charged to operations was $235,667 in the first six months of 2008 compared to $232,124 for the same period in 2007.

The reserve for loan losses on June 30, 2008, was $2,942,742 or 1.68% of period end loans. This percentage is derived from total loans. Approximately $33,357,000 of loans at June 30, 2008, are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 1.95% of outstanding loans.

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

At June 30, 2008, the Bank had loans totaling approximately $373,516 in nonaccrual status.

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

At June 30, 2008, the liquidity position of the Company was adequate, with short-term liquid assets of $18,992,825. Deposit decreases coupled with loan growth during the first six months of 2008 decreased the liquidity position by approximately $10,876,000 from December 31, 2007 totals. The Bank experiences large maturities of time deposits in the third quarter of the year which could decrease the liquidity further. To provide supplemental liquidity, the Bank has six lines of credit with correspondent banks totaling $16,000,000. At June 30, 2008, advances against these lines amounted to $3,500,000. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $13,933,000 of which $12,950,000 of advances had been taken down at June 30, 2008. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $1,000,000. At June 30, 2008, $750,000 was outstanding on this line.

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

We attempt to ensure that adequate funds are available at all times to meet the needs of our customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit, federal fund lines from correspondent banks, borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

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

On April 29, 2008, the annual meeting of Surrey Bancorp was held. At that meeting eight directors were reelected to a new one-year term. The following table indicates to total votes in favor of, and withheld from voting on, the election of each nominee:

Director Name	Term of Office	Affirmative Votes	Votes Withheld	Votes Against
Edward C. Ashby, III	2008-2009	2,410,354	11,019	—
William A. Johnson	2008-2009	2,416,365	5,008	—
Elizabeth Johnson Lovill	2008-2009	2,416,355	5,018	—
Robert H. Moody	2008-2009	2,416,367	5,006	—
Eugene Rees	2008-2009	2,413,421	7,952	—
Tom G. Webb	2008-2009	2,411,952	9,421	—
Buddy E. Williams	2008-2009	2,412,601	8,772	—
Hylton Wright	2008-2009	2,408,958	12,412	—

Shareholders of record at the close of business on March 14, 2008, were entitled to notice of the meeting, and to vote at the meeting and any adjournment thereof.

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Surrey Bancorp Incorporated by reference to Exhibit 3(i) to Articles of Incorporation the Registrant’s Form 8K dated May 1, 2003

3.2	Surrey Bancorp Incorporated by reference to Exhibit 3(i) to Bylaws the Registrant’s Form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Non-statutory Stock Option Plan Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.3	409A Amendment to the Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Edward C. Ashby, III

10.4	409A Amendment to the Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Mark H. Towe

10.5	409A Amendment to the Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Brenda J. Harding

10.6	409A Amendment to the Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Pedro A. Pequeno, II

10.7	409A Amendment to the Surrey Bank & Trust Directors’ Deferral Plan

31.1	Certification

31.2	Certification

32.1	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: August 13, 2008	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: August 13, 2008	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer