Form 10-K/A
period 2007-12-31
SURREY BANCORP
filed 2008-10-20
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-K/A

Amendment No. 2

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

PART I

EXPLANATORY NOTE

Surrey Bancorp has made a second amendment to its Annual Report on Form 10-K. The annual report is for the year ended December 31, 2007, and was originally filed with the Commission on March 27, 2008. The first amendment to the Annual Report on Form 10-K was to correct the inadvertent omission of Managements’ Report on Internal Control over Financial Reporting, as required by Exchange Act Rules 13a-15 and 15d-15 and our assessment and conclusion as to the effectiveness of the Company’s internal control over financial reporting, as required by Item 308T(a) of Regulation S-K; and to revise the Principal Executive Officer and Principal Financial Officer certifications to include corrected introductory language of paragraph 4(b) under Item 601(b)(31) of Regulation S-K.

This second amendment is to revise managements’ assessment of disclosure controls and procedures due to the omission of managements’ report on internal controls over financial reporting. Management originally concluded that the disclosure controls and procedures were effective. Due to the omission of Management’s Annual Report on Internal Control over Financial Reporting in it’s originally filed Annual Form 10-K, management has revised that conclusion to state that disclosure controls and procedures were not effective.

The amended certification do not include item (3), which refers to financial information not included in this amendment. We have not undertaken to update all the information in this Annual Report, but instead have only updated those areas related to the amendments. Please read all of our filings with the Commission in conjunction with this Form 10 K/A.

FORM 10-K, ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that the design and operation of these disclosure controls and procedures were effective. Based on the subsequent review of our 10-K filing, which failed to include Management’s Annual Report on Internal Control over Financial Reporting, management is revising its conclusion to be that, as of December 31, 2007, Surrey Bancorp’s disclosure controls and procedures were not effective. We continue to evaluate our internal controls each year.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. In addition, the operation of any system of controls and procedures is dependent upon the employees responsible for executing it. While we have put in place corrective measures to improve the effectiveness of our disclosure controls and procedures, there can be no assurance that they will succeed in every instance to achieve their objective.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2007, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2007, Surrey Bancorp’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

10/20/08	/s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Edward C. Ashby, III Edward C. Ashby, III	Director, President and Chief Executive Officer	10/20/08

/s/ Mark H. Towe Mark H. Towe	Sr. Vice President and Chief Financial Officer	10/20/08

/s/ Hylton Wright Hylton Wright	Chairman of the Board	10/20/08

/s/ William A. Johnson William A. Johnson	Director	10/20/08

/s/ Elizabeth Johnson Lovill Elizabeth Johnson Lovill	Director	10/20/08

/s/ Robert H. Moody Robert H. Moody	Director	10/20/08

/s/ Tom G. Webb Tom G. Webb	Director	10/20/08

/s/ Gene Rees Gene Rees	Director	10/20/08

/s/ Buddy Williams Buddy Williams	Director	10/20/08