Form 10-Q
period 2008-09-30
SURREY BANCORP
filed 2008-11-12
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

COMMISSION FILE NO. 000-50313

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

On November 3, 2008 there were 3,166,174 common shares issued and outstanding

Consolidated Balance Sheets

September 30, 2008 (Unaudited) and December 31, 2007 (Audited)

	September 2008	December 2007
Assets
Cash and due from banks	$1,635,194	$2,220,733
Interest-bearing deposits with banks	17,617,257	27,248,499
Federal funds sold	300,000	400,000
Investment securities available for sale	2,638,645	3,118,333
Restricted equity securities	1,036,214	994,014
Loans, net of allowance for loan losses of $3,048,849 in 2008 and $2,781,565 in 2007	170,883,912	166,456,800
Property and equipment, net	5,121,884	4,902,097
Foreclosed assets	40,416	88,840
Accrued income	925,205	1,205,247
Goodwill	120,000	120,000
Bank owned life insurance	3,033,401	2,953,020
Other assets	2,175,221	1,249,790

Total assets	$205,527,349	$210,957,373

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$25,678,974	$28,040,914
Interest-bearing	140,358,971	143,139,318

Total deposits	166,037,945	171,180,232
Federal funds purchased and securities sold under agreements to repurchase	491,005	147,327
Other borrowings	12,675,000	14,656,117
Dividends payable	29,986	504,483
Accrued interest payable	560,578	631,197
Other liabilities	1,567,853	854,826

Total liabilities	181,362,367	187,974,182

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with a liquidation value of $14 per share	2,620,325	2,620,325
Common stock, 5,000,000 shares authorized at no par value; 3,166,174 shares issued in 2008 and 3,162,764 shares issued in 2007	9,257,488	9,217,939
Retained earnings	12,305,054	11,141,839
Accumulated other comprehensive income (loss)	(17,885)	3,088

Total stockholders’ equity	24,164,982	22,983,191

Total liabilities and stockholders’ equity	$205,527,349	$210,957,373

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Nine months ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
Interest income
Loans and fees on loans	$9,139,643	$10,349,455
Federal funds sold	6,631	15,792
Investment securities, taxable	112,716	154,580
Deposits with banks	276,975	729,037

Total interest income	9,535,965	11,248,864

Interest expense
Deposits	3,823,840	4,270,637
Federal funds purchased and securities sold under agreements to repurchase	5,651	19,972
Other borrowings	445,767	483,500

Total interest expense	4,275,258	4,774,109

Net interest income	5,260,707	6,474,755
Provision for loan losses	397,458	424,716

Net interest income after provision for loan losses	4,863,249	6,050,039

Noninterest income
Service charges on deposit accounts	852,439	824,630
Gain on sale of government guaranteed loans	—	147,840
Fees and yield spread premiums on loans delivered to correspondents	95,854	164,667
Other service charges and fees	278,162	247,367
Other operating income	515,916	511,381

Total noninterest income	1,742,371	1,895,885

Noninterest expense
Salaries and employee benefits	2,380,178	2,270,494
Occupancy expense	297,004	284,429
Equipment expense	235,532	246,625
Data processing	274,476	281,850
Foreclosed assets, net	21,615	11,681
Other expense	1,449,752	1,442,293

Total noninterest expense	4,658,557	4,537,372

Net income before income taxes	1,947,063	3,408,552
Income tax expense	651,194	1,190,052

Net income	1,295,869	2,218,500
Preferred stock dividends declared	(89,308)	(89,226)

Net income available to common shareholders	$1,206,561	$2,129,274

Basic earnings per common share	$0.38	$0.68

Diluted earnings per common share	$0.36	$0.62

Basic weighted average common shares outstanding	3,165,730	3,115,052

Diluted weighted average common shares outstanding	3,588,338	3,555,692

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
Interest income
Loans and fees on loans	$2,998,951	$3,514,904
Federal funds sold	1,616	5,180
Investment securities, taxable	32,871	54,651
Deposits with banks	65,375	247,934

Total interest income	3,098,813	3,822,669

Interest expense
Deposits	1,158,586	1,452,384
Federal funds purchased and securities sold under agreements to repurchase	1,542	10,804
Other borrowings	141,862	165,696

Total interest expense	1,301,990	1,628,884

Net interest income	1,796,823	2,193,785
Provision for loan losses	161,791	192,592

Net interest income after provision for loan losses	1,635,032	2,001,193

Noninterest income
Service charges on deposit accounts	297,815	291,894
Fees and yield spread premiums on loans delivered to correspondents	24,977	51,404
Other service charges and fees	92,774	91,825
Other operating income	176,924	172,136

Total noninterest income	592,490	607,259

Noninterest expense
Salaries and employee benefits	802,972	755,727
Occupancy expense	103,464	93,650
Equipment expense	79,225	84,455
Data processing	88,959	96,951
Foreclosed assets, net	(1,009)	(9,601)
Other expense	463,145	432,178

Total noninterest expense	1,536,756	1,453,360

Net income before income taxes	690,766	1,155,092

Income tax expense	234,040	412,334

Net income	456,726	742,758
Preferred stock dividends declared	(29,986)	(30,069)

Net income available to common shareholders	$426,740	$712,689

Basic earnings per common share	$0.13	$0.23

Diluted earnings per common share	$0.13	$0.21

Basic weighted average common shares outstanding	3,166,174	3,160,633

Diluted weighted average common shares outstanding	3,585,666	3,595,781

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$1,295,869	$2,218,500
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	224,651	233,559
Gain on the sale of fixed assets	(2,843)	(3,046)
Loss on the sale of foreclosed assets	21,615	11,681
Stock-based compensation, net of tax benefit	25,637	3,861
Provision for loan losses	397,458	424,716
Deferred income taxes	(54,930)	(78,548)
Accretion of discount on securities, net of amortization of premiums	(8,518)	(39,455)
Increase in cash surrender value of life insurance	(80,381)	(78,558)
Changes in assets and liabilities:
Accrued income	280,042	(182,692)
Other assets	(857,344)	(725,022)
Accrued interest payable	(70,619)	51,977
Other liabilities	669,681	710,076

Net cash provided by operating activities	1,840,318	2,547,049

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	9,631,242	(11,166,701)
Net (increase) decrease in federal funds sold	100,000	(4,000)
Purchases of investment securities	(4,558,261)	(3,452,960)
Sales and maturities of investment securities	5,012,337	3,544,361
Redemption of restricted equity securities	—	134,400
Purchases of restricted equity securities	(42,200)	(77,084)
Net increase in loans	(4,991,969)	(8,223,217)
Proceeds from the sale of fixed assets	3,215	9,900
Proceeds from the sale of foreclosed assets	194,208	337,311
Purchases of property and equipment	(444,810)	(443,114)

Net cash provided by (used in) investing activities	4,903,762	(19,341,104)

Cash flows from financing activities
Net increase (decrease) in deposits	(5,142,287)	14,181,702
Net increase in federal funds purchased and securities sold under agreements to repurchase	343,678	756,547
Net increase (decrease) in other borrowings	(1,981,117)	819,466
Dividends paid	(563,805)	(89,226)
Common stock options exercised	13,912	182,249
Tax benefit related to exercise of non-incentive stock options	—	565,076

Net cash provided by (used in) financing activities	(7,329,619)	16,415,814

Net decrease in cash and cash equivalents	(585,539)	(378,241)
Cash and cash equivalents, beginning	2,220,733	1,830,516

Cash and cash equivalents, ending	$1,635,194	$1,452,275

Supplemental disclosures of cash flow information
Interest paid	$4,345,877	$4,722,132

Taxes paid	$877,229	$792,696

Loans transferred to foreclosed properties	$167,399	$432,629

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2008 and 2007 (Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2007	189,356	$2,620,325	3,002,168	$8,461,247	$8,950,342	$(4,460)	$20,027,454

Comprehensive income
Net income	—	—	—	—	2,218,500	—	2,218,500
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax expense of $4,118	—	—	—	—	—	6,564	6,564

Total comprehensive income	—	—	—	—	—	—	2,225,064
Common stock issued
Common stock options exercised, net of shares surrendered in cashless exchange	—	—	159,202	182,249	—	—	182,249
Tax benefit related to exercise of non-qualified stock options	—	—	—	565,076	—	—	565,076
Stock-based compensation, net of tax benefit	—	—	—	3,861	—	—	3,861
Dividends declared on convertible preferred stock ($.47 per share)	—	—	—	—	(89,226)	—	(89,226)

Balance, September 30, 2007	189,356	$2,620,325	3,161,370	$9,212,433	$11,079,616	$2,104	$22,914,478

Balance, January 1, 2008, as previously reported	189,356	$2,620,325	3,162,764	$9,217,939	$11,141,839	$3,088	$22,983,191
Cumulative effect of initial adoption of EITF 06-4					(43,346)		(43,346)

Balance, January 1, 2008					11,098,493		22,939,845
Comprehensive income
Net income	—	—	—	—	1,295,869	—	1,295,869
Net change in unrealized gain on investment securities available for sale, net of income tax benefit of $13,157	—	—	—	—	—	(20,973)	(20,973)

Total comprehensive income	—	—	—	—	—	—	1,274,896
Common stock issued
Common stock options exercised	—	—	3,410	13,912	—	—	13,912
Stock-based compensation, net of tax benefit	—	—	—	25,637	—	—	25,637
Dividends declared on convertible preferred stock ($.47 per share)	—	—	—	—	(89,308)	—	(89,308)

Balance, September 30, 2008	189,356	$2,620,325	3,166,174	$9,257,488	$12,305,054	$(17,885)	$24,164,982

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp as of September 30, 2008 and December 31, 2007, the results of operations for the nine and three months ended September 30, 2008 and 2007, and its changes in stockholders’ equity and cash flows for the nine and three months ended September 30, 2008 and 2007. All adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2007, included in the Company’s Form 10-K. The balance sheet at December 31, 2007, has been taken from the audited financial statements at that date.

Organization

Surrey Bancorp (the “Company”) began operation on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. Stockholders of the bank received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common stock owned. The Company is subject to regulation by the Federal Reserve.

Surrey Bank & Trust (the “Bank”) was organized and incorporated under the laws of the State of North Carolina on July 15, 1996 and commenced operations on July 22, 1996. The Bank currently serves Surry County, North Carolina and Patrick County, Virginia and surrounding areas through five banking offices. As a state chartered bank, which is not a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2008 and December 31, 2007, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2008 and December 31, 2007.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 follows:

	September 30,
	2008	2007
Balance at beginning of year	$2,781,565	$2,531,305
Add provision charged to expense	397,458	424,716
Less net charge-offs	(130,174)	(340,534)

	$3,048,849	$2,615,487

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension

Recent Accounting Pronouncements, continued

assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 6) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Recent Accounting Pronouncements, concluded

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2008 and 2007 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 3. COMMITMENTS AND LETTERS OF CREDIT

At September 30, 2008, the Company had commitments to extend credit, including unused lines of credit of approximately $30,410,000. Letters of credit totaling $1,990,071 were outstanding.

NOTE 4. STOCK BASED COMPENSATION

The Company has two share-based compensation plans. The compensation cost that has been charged against income for those plans was approximately $38,844 and $5,851 for the nine-month periods ended September 30, 2008 and 2007, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $13,207 and $1,990 for the nine months ended September 30, 2008 and 2007, respectively.

The compensation cost that has been charged against income for those plans for the three-month period ended September 30, 2008 and 2007 was approximately $12,948 and $1,950, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $4,402 and $664 for the three months ended September 30, 2008 and 2007, respectively.

NOTE 5. RESTATEMENT OF BEGINNING RETAINED EARNINGS.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement (EITF 06-4). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life, which the Company owns, and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion—1967 (if the arrangement is, in substance, an individual deferred compensation contract). The Company recognized the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The reduction of beginning retained earnings resulting from the cumulative-effect of the adoption of EITF 06-4 was $43,346. Expense amounting to approximately $11,100 was recognized in salaries and benefits expense in the period ended September 30, 2008.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2008
Investment securities available for sale	$2,639	$—	$2,639	$—
Total assets at fair value	$2,639	$—	$2,639	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets measured at fair value on a recurring basis at September 30, 2008.

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

(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2008
Loans	$1,344	$—	$1,344	$—
Foreclosed assets	40	—	40	—
Total assets at fair value	$1,384	$—	$1,384	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets measured at fair value on a non-recurring basis at September 30, 2008.

NOTE 7. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC. The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, 2008 and 2007 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
September 30, 2008
Net interest income	$4,914,302	$346,405	$—	$5,260,707
Other income	1,740,533	1,838	—	1,742,371
Depreciation and amortization	222,698	1,953	—	224,651
Provision for loan losses	384,367	13,091	—	397,458
Net income	1,241,067	54,802	—	1,295,869
Assets	205,155,167	2,023,354	(1,651,172)	205,527,349

September 30, 2007
Net interest income	$6,047,242	$427,513	$—	$6,474,755
Other income	1,891,649	4,236	—	1,895,885
Depreciation and amortization	231,606	1,953	—	233,559
Provision for loan losses	224,079	200,637	—	424,716
Net income	2,222,517	(4,017)	—	2,218,500
Assets	205,115,446	3,036,587	(1,635,713)	206,516,320

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services.

They are managed separately because each segment appeals to different markets and, accordingly, require different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended September 30, 2008. The Company does allocate income taxes to the segments. Other income represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in any one geographical area.

NOTE 8. BENEFIT PLANS

The Company has a Supplemental Retirement Benefit Plan (SERP) to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $313,386 and $220,726 at September 30, 2008 and 2007, respectively. Employee benefits expense, an actuarially determined amount, was $69,007 and $70,957 for the nine months ended September 30, 2008 and 2007, respectively. The assumed discount rate for the plan is 7.0%.

The Company also has a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $373,826 and $270,236 at September 30, 2008 and 2007, respectively. Deferred directors’ fees expensed were $73,485 and $134,445 for the nine months ended September 30, 2008 and 2007, respectively.

The Company has purchased and is the primary beneficiary of life insurance policies indirectly related to the Supplemental Retirement Benefit Plan and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $3,033,401 and $2,925,695 at September 30, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the nine and three months ending September 30, 2008 and 2007. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended September 30, 2008, was $426,740 or $0.13 per diluted share outstanding compared to a $712,689 or $0.21 per diluted share outstanding for the same period in 2007. Earnings for the three months ended September 30, 2008, are approximately 40.1% lower than for the same period in 2007. The decrease results from an 18.1% decrease in net interest income from $2,193,785 in the third quarter of 2007 to $1,796,823 in 2008. Noninterest income decreased 2.4% to $592,490 in 2008 compared to $607,259 in 2007. The net interest income decrease is primarily due to the steep decrease in interest rates over the past four quarters and the resulting contraction of the net interest margin. Additionally, deposit costs have remained relatively high putting further pressure on the net interest margin. The decrease in noninterest income is primarily due to a slowing of mortgage related activities during the quarter. Noninterest expenses increased 5.7% from $1,453,360 in the third quarter of 2007, to $1,536,756 in 2008. Most of this increase is associated with salaries and employee benefits.

Net income available for common shareholders for the nine months ended September 30, 2008, was $1,206,561 or $.36 per diluted share outstanding compared to $2,129,274 or $.62 per diluted share outstanding for the same period in 2007. Earnings for the nine months ended September 30, 2007, are approximately 43.3% lower than for the same period in 2007. The decrease primarily results from an 18.8% decrease in net interest income from $6,475,755 in 2007 to $5,260,707 in 2008.

On September 30, 2008, Surrey Bancorp’s assets totaled $205,527,349 compared to $210,957,373 on December 31, 2007. Net loans were $170,883,912 compared to $166,456,800 on December 31, 2007. This increase is attributable to increases in most loan categories. Commercial loans, construction and development loans, and home equity loans increased 2.29%, 7.64% and 2.38%, respectively, from the 2007 year-end totals. Additionally, non-farm non-residential loans increased from $570,276 at December 31, 2007 to $2,448,106 at September 30, 2008, a 329.3% increase. These increases have been partially offset by minor decreases in other loan categories.

Total deposits on September 30, 2008, were $166,037,945 compared to $171,180,232 at the end of 2007. This decrease is attributable to decreases in demand deposits and savings deposits. Demand deposits decreased 6.74% from 2007 totals, while savings deposits, which include money market accounts, decreased 13.34%. Certificates of deposit increased 1.18% from December 31, 2007 totals.

Common stockholders’ equity increased by $1,225,137 or 5.34% during the nine months ended September 30, 2008, after a cumulative effect adjustment to beginning retained earnings (see Note 5), resulting in a common stock book value of $6.80 per share, up from $6.44 on December 31, 2007.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at September 30, 2008 or December 31, 2007.

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

Investments in available for sale securities of $2,638,645 consisted of U.S. Governmental Agency obligations with maturities ranging from two to forty-four months, corporate bonds with maturities of ten years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on September 30, 2008, were $170,883,912 compared to $166,456,800 on December 31, 2007. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 46.9% of the Bank’s loans as of September 30, 2008, are fixed rate loans with 53.1% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2008, were $166,037,945, compared to $171,180,232 on December 31, 2007. The September total comes from a base of approximately 12,212 accounts compared to 12,213 accounts at December 31, 2007. Interest-bearing accounts represented 84.5% of the 2008 period-end deposits versus 83.6% at December 31, 2007.

Stockholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
September 30, 2008:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.83%	8.0%
Surrey Bank & Trust	13.86%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.57%	4.0%
Surrey Bank & Trust	12.61%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	11.31%	4.0%
Surrey Bank & Trust	10.50%	4.0%

December 31, 2007:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.49%	8.0%
Surrey Bank & Trust	13.46%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.24%	4.0%
Surrey Bank & Trust	12.21%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	10.70%	4.0%
Surrey Bank & Trust	9.86%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The consolidated provision for loan losses charged to operations was $397,458 in the first nine months of 2008 compared to $424,716 for the same period in 2007. The provision attributable to the Bank increased from $224,079 in 2007 to $384,367 in 2008. This increase is primarily attributable to increases in reserves on impaired loans. The provision in Freedom Finance, LLC decreased from $200,637 to $13,091 for the nine months ended September 30, 2007 and 2008, respectively. The decrease in the Freedom Finance, LLC provision was due to a reduction in charge offs from $383,747 during the nine months ended September 30, 2008, to only $84,225 in 2008. Additionally, the finance company’s outstanding loans experienced a reduction of approximately 40% from $2,598,839 at September 30, 2007, to $1,739,309 at the end of September 2008.

The reserve for loan losses on September 30, 2008, was $3,048,849 or 1.75% of period end loans. This percentage is derived from total loans. Approximately $33,699,000 of the total loans outstanding at September 30, 2008, are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 2.04% of outstanding loans.

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

At September 30, 2008, the Bank had loans totaling approximately $534,519 in nonaccrual status.

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

At September 30, 2008, the liquidity position of the Company was adequate, with short-term liquid assets of $19,552,451. Deposit decreases coupled with loan growth during the first nine months of 2008 decreased the liquidity position by approximately $10,317,000 from December 31, 2007 totals. The Bank experiences large maturities of time deposits in the fourth quarter of the year which could decrease the liquidity further. To provide supplemental liquidity, the Bank has five lines of credit with correspondent banks totaling $15,000,000. At September 30, 2008, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $16,655,000 of which $12,200,000 of advances had been taken down at September 30, 2008. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $1,000,000. At September 30, 2008, $475,000 was outstanding on this line.

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

Surrey Bancorp

Date: November 12, 2008	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer

Date: November 12, 2008	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer