Form 10-K
period 2008-12-31
SURREY BANCORP
filed 2009-03-26
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0000-50313

SURREY BANCORP

(Exact Name of Registrant as Specified in Its Charter)

NORTH CAROLINA	59-3772016
(State or Other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 North Renfro Street (P.O. Box 1227); Mount Airy, NC 27030

(Address of principal executive office)

(336) 783-3900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was $22.5 million.

3,189,077 shares of the Registrant’s common stock were issued and outstanding as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2008, is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15. The registrant’s Proxy Statement dated March 31, 2009, is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $3,900,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: residential real estate, real estate leasing and development, metal building fabrication and assembly, highway and bridge construction, trucking, furniture manufacturing and building contractors. Total loans and loan commitments to these industry groups at December 31, 2008 and 2007 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2008	2007
Real Estate	$16,446,000	$13,836,000
Fabricated Metal Products Manufacturing	9,118,000	7,551,000
Heavy and Civil Engineering Construction	8,346,000	8,782,000
Construction of Buildings	6,562,000	6,089,000

Truck Transportation	6,253,000	6,040,000
Repair and Maintenance Industries	5,181,000	6,192,000
Wood Product Manufacturing	5,027,000	4,939,000
Educational Services	4,908,000	5,178,000
Food Service and Drinking Places	4,427,000	2,909,000
Motion Picture and Sound Recording Industries	3,806,000	3,956,000
Motor Vehicle and Parts Dealers	3,800,000	3,859,000
Nonmetallic Mineral Product Manufacturing	3,372,000	1,560,000
Crop Production	2,903,000	3,263,000
Religious, Civic and Similar Organizations	2,804,000	2,701,000
Specialty Trade Contractors	2,779,000	2,050,000
Furniture and Related Product Manufacturing	2,705,000	2,770,000
Building Materials and Garden Equipment Dealers	2,494,000	2,186,000
Gasoline Stations	2,437,000	2,600,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2008.

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

As a North Carolina bank, Surrey Bank & Trust is subject to regulation, supervision and regular examination by the Commission and the FDIC. The Commission and the FDIC have the power to enforce compliance with applicable banking statutes and regulations.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2008, no reserves were required to be maintained on the first $9.3 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $9.3 million and $43.9 million, and additional reserves were required to be maintained on aggregate balances in excess of $43.9 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2009, no reserves will be required to be maintained on the first $10.3 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $10.3 million and $44.4 million, and additional reserves are required on aggregate balances in excess of $44.4 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2008, the Bank met its reserve requirements.

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

Dividends. Under federal banking law, no cash dividend may be paid if a bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent and no cash dividend may be paid by a bank if it is in default of any deposit insurance assessment due to the FDIC.

Deposit Insurance Assessments. Effective through December 31, 2009, the Bank’s deposits are insured up to $250,000 per insured non-IRA and IRA account by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. On January 1, 2010, the standard coverage limit will return to $100,000 for all deposit categories except IRAs and Certain Retirement Accounts, which will continue to be insured up to $250,000 per owner. Unlimited deposit insurance coverage is available through December 31, 2009, for non-interest bearing transaction accounts at institutions participating in FDIC’s Temporary Liquidity Guarantee Program. The bank is required to pay deposit insurance assessments set by the FDIC. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. During 2008, the Bank’s assessment was determined by a formula that ranged from 0.05% to 0.07% at the lowest assessment category up to a maximum assessment of 0.43% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and for 2009, the formula will range from 0.08% to 0.21% at the lowest assessment category up to a maximum assessment of 0.78% of the Bank’s average deposit base. In an effort to encourage banks to limit the FDIC’s exposure, the 2009 insurance assessment rate formula will also:

•	Reduce the assessment rate paid by a bank by up to 0.02% based on the amount of unsecured debt held by the institution;

•

Increase a bank’s assessment by up to 0.225% based on its risk profile if the bank has high levels of secured liabilities, since those claims must be paid before depositors can make claims in the event of a failure; and

•	Increase a bank’s assessment if it is already considered risky and brokered deposits make up more than 10% of the institution’s domestic deposits.

The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

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

Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had nine (9) officers, sixty-two (62) full-time employees (including the officers), and twelve (12) part-time employees as of December 31, 2008.

ITEM 1A.	RISK FACTORS

Not Applicable as a “Smaller Reporting Company”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

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

The Bank opened a modular branch office in Stuart, Virginia in December of 2000. The Bank moved into newly constructed permanent facilities in Stuart at 940 Woodland Drive during 2008. The new branch is a one-story brick building with approximately 2,800 square feet of floor space. The building has drive up facilities. The modular unit with approximately 1,600 square feet of floor space was moved from Stuart to a lot at the main office in Mount Airy in early 2009. The land on which the modular branch resided was leased under a renewable one-year agreement that commenced in December of 2000. Effective December 2007, the land lease agreement changed to a month-to-month arrangement, which expired in January 2009. The modular facility will be used for training and expansion purposes.

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

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2008 – Price Per Share		2007 – Price Per Share*
	High	Low	High	Low
First Quarter	$11.90	$9.50	$14.50	$12.38
Second Quarter	$11.40	$9.70	$15.50	$13.00
Third Quarter	$10.00	$8.40	$15.50	$11.25
Fourth Quarter	$10.05	$7.35	$13.92	$10.55

*	Adjusted for the effects of a 2 for 1 common stock split issued March 1, 2007.

The last sales price of the common stock on March 13, 2009 was $5.60. The approximate number of holders of the Company’s 3,167,568 shares of Common Stock as of December 31, 2008 is 1,600. There are 189,356 shares of the Company’s Preferred Stock issued and outstanding as of December 31, 2008. The preferred stock is non-cumulative and each share is convertible into 2.0868 shares of common stock. The preferred stock carries a dividend rate of

4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003.

On January 9, 2009, the Company issued and sold to the US Department of the Treasury (i) 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and (ii) a warrant to purchase 100.001 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), at an initial exercise price of $0.01 per share (the “Warrant”). The Warrant was immediately exercisable. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

The Company may redeem the Series B Preferred Stock at par after February 15, 2012. Prior to this date, the Company may redeem the Series B Preferred Stock at par only if (i) the Company has raised aggregate gross proceeds in one or more qualified equity offerings in excess of approximately $500,000, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. Any redemption of the Series B Preferred Stock is subject to the consent of the Board of Governors of the Federal Reserve System.

Immediately following the issuance of the Series B Preferred Stock and the Warrant, Treasury exercised its rights under the Warrant in a net cashless transaction and received 100 shares of Series C Preferred Stock, with an aggregate liquidation preference of $100,000. The Series C Preferred Stock pays cumulative dividends at a rate of 9% per annum. The Series C Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series C Preferred Stock is generally non-voting. The Company may redeem the Series C Preferred Stock at par after February 15, 2012, provided that all of the outstanding shares of Series B Preferred Stock shall previously have been redeemed. Prior to this date, the Company may redeem the Series C Preferred Stock at par only if all the outstanding shares of Series B Preferred Stock have previously been redeemed and (i) the Company has raised aggregate gross proceeds in one or more qualified equity offerings in excess of approximately $25,000 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. Any redemption of the Series C Preferred Stock is subject to the consent of the Board of Governors of the Federal Reserve System.

Each holder of Common Stock is entitled to dividends paid by the Company when and if declared by the Board of Directors from funds legally available. The determination and declaration of dividends is within the discretion of the Board of Directors subject to legal conditions. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank (Surrey Bank & Trust). Our only source of income is dividends paid by the Bank and interest income from excess funds invested in time deposits with the Bank. We must pay all of our operating expenses from funds we receive from the Bank. North Carolina banking requires that dividends from a bank be paid out of the Bank’s retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from us only to the extent that funds are available from the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a condition of the sale of its preferred stock to Treasury, the Company must obtain Treasury’s consent to pay a cash dividend on its common stock. Subject to these restrictions, our Board of Directors will consider the payment of dividends when it is deemed prudent to do so.

No cash dividends on the common stock of the Company were declared in 2008. On October 30, 2007, the Company declared a special cash dividend of $0.15 per share on its common stock, payable January 2, 2008, to shareholders of record as of the close of business on December 10, 2007. This dividend was paid out of excess funds in the bank holding company and did not require a dividend payment to the Company from Surrey Bank & Trust.

ITEM 6.	SELECTED FINANCIAL DATA

and

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted, per general instruction E. The information required by Items 6 and 7 of Part II is incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2008 attached as Exhibit 15 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a “Smaller Reporting Company”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted, per general instruction E. The information required by Items 8 of Part II is incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2008 attached as Exhibit 15 to this Form 10-K.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2008, based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2008, Surrey Bancorp’s internal control over financial reporting was effective.

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

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2008 which is to be filed with the SEC by April 30, 2009.

The following table sets forth equity compensation plan information at December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	111,592	$7.21	—
Equity compensation plans not approved by security holders	NA	NA	NA
Total	111,592	$7.21	—

A description of the Company’s equity compensation plans is presented in Note 15 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

and

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Omitted, per general instruction E. The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2008 which is to be filed with the SEC by April 30, 2009.

PART IV

ITEM 15.	EXHIBITS

The following documents are filed as part of the report:

		2008 Annual Report To Stockholders Pages*
1.	Consolidated Financial Statements

	Consolidated Balance Sheets December 31, 2008 and 2007	3

	Consolidated Statements of Income Years ended December 31, 2008, 2007 and 2006	4

	Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2008, 2007 and 2006	5

	Consolidated Statements of Cash Flows Years ended December 31, 2008, 2007 and 2006	7

	Notes to Consolidated Financial Statements	9 – 39

	Report of Registered Public Accounting Firm	40
* Incorporated by reference from the indicated pages of the 2008 Annual Report to Stockholders

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

SURREY BANCORP

3/26/09	/s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Edward C. Ashby, III	Director, President and	3/26/09
Edward C. Ashby, III	Chief Executive Officer (Principal Executive Officer)

/s/ Mark H. Towe	Sr. Vice President and	3/26/09
Mark H. Towe	Chief Financial Officer
(Principal Financial Officer)

/s/ Hylton Wright	Chairman of the Board	3/26/09
Hylton Wright

/s/ William A. Johnson	Director	3/26/09
William A. Johnson

/s/ Elizabeth Johnson Lovill	Director	3/26/09
Elizabeth Johnson Lovill

/s/ Robert H. Moody	Director	3/26/09
Robert H. Moody

/s/ Tom G. Webb	Director	3/26/09
Tom G. Webb

/s/ Gene Rees	Director	3/26/09
Gene Rees

/s/ Buddy Williams	Director	3/26/09
Buddy Williams

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.3	Executive Salary Continuation Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 2nd Quarter Form 10Q

10.4	Executive Salary Continuation Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2005 2nd Quarter Form 10Q

10.5	Executive Salary Continuation Agreement of Pedro A. Pequeno II	Incorporated by reference to Exhibit 10.2 to the Registrant’s 2005 2nd Quarter Form 10Q

10.6	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.7	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.8	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.9	Amendment No. One to Employment Agreement of Edward C. Ashby III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2007 Form 10-K.

10.10	Amendment No. One to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.4 to the Registrant’s 2007 Form 10-K

10.11	Amendment No. One to Employment Agreement of Pedro A. Pequeno II	Incorporated by reference to Exhibit 10.6 to the Registrant’s 2007 Form 10-K.

10.12	Amendment No. Two to Employment Agreement of Edward C. Ashby III

10.13	Amendment No. Two to Employment Agreement of Mark H. Towe

10.14	Amendment No. Two to Employment Agreement of Pedro A. Pequeno II

15.1	2008 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-K)

21	Subsidiaries of the Registrant

23	Consent of Elliott Davis, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications