Form 10-Q
period 2009-03-31
SURREY BANCORP
filed 2009-05-14
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

(336) 783-3900

(Registrant’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On May 7, 2009 there were 3,196,581 common shares issued and outstanding

Consolidated Balance Sheets

March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	March 2009	December 2008
Assets
Cash and due from banks	$6,827,061	$1,293,770
Interest-bearing deposits with banks	12,386,847	16,503,318
Federal funds sold	300,000	200,000
Investment securities available for sale	2,638,831	2,160,782
Restricted equity securities	991,114	1,047,464
Loans, net of allowance for loan losses of $4,005,207 in 2009 and $3,365,370 in 2008	173,403,182	172,080,251
Property and equipment, net	5,012,539	5,044,526
Foreclosed assets	27,018	50,414
Accrued income	824,940	1,008,498
Goodwill	120,000	120,000
Bank owned life insurance	3,088,765	3,062,150
Other assets	1,594,354	1,606,842

Total assets	$207,214,651	$204,178,015

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$25,627,418	$24,161,085
Interest-bearing	139,852,270	139,586,027

Total deposits	165,479,688	163,747,112

Federal funds purchased and securities sold under agreements to repurchase	288,154	2,144,186
Short-term debt	2,750,000	1,740,000
Long-term debt	9,950,000	10,700,000
Dividends payable	43,343	29,987
Accrued interest payable	417,893	500,694
Other liabilities	896,138	933,033

Total liabilities	179,825,216	179,795,012

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with a liquidation value of $14 per share;	2,620,325	2,620,325
2,000 shares of Series B, issued and outstanding with no par value, fixed rate (5%) cumulative perpetual, with a liquidation value of $1,000 per share, net of accreted discount;	1,876,953	—
100 shares of Series C, issued and outstanding with no par value, fixed rate (9%) cumulative perpetual, with a liquidation value of $1,000 per share, net of amortized premium	105,452	—
Common stock, 5,000,000 shares authorized at no par value; 3,196,581 shares issued in 2009 and 3,167,568 shares issued in 2008	9,379,986	9,270,253
Retained earnings	13,417,799	12,493,763
Accumulated other comprehensive income (loss)	(11,080)	(1,338)

Total stockholders’ equity	27,389,435	24,383,003

Total liabilities and stockholders’ equity	$207,214,651	$204,178,015

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended March 31, 2009 and 2008 (Unaudited)

	2009	2008
Interest income
Loans and fees on loans	$2,621,312	$3,187,798
Federal funds sold	141	3,082
Investment securities, taxable	20,073	41,196
Deposits with banks	6,388	146,648

Total interest income	2,647,914	3,378,724

Interest expense
Deposits	808,092	1,432,425
Federal funds purchased and securities sold under agreements to repurchase	387	2,302
Short-term debt	7,694	—
Long-term debt	108,068	156,168

Total interest expense	924,241	1,590,895

Net interest income	1,723,673	1,787,829

Provision for loan losses	754,716	141,737

Net interest income after provision for loan losses	968,957	1,646,092

Noninterest income
Service charges on deposit accounts	286,717	265,045
Fees and yield spread premiums on loans delivered to correspondents	29,717	43,111
Other service charges and fees	89,747	90,795
Other operating income	168,586	168,436
Life insurance proceeds	1,000,000	—

Total noninterest income	1,574,767	567,387

Noninterest expense
Salaries and employee benefits	859,992	847,844
Occupancy expense	115,673	93,412
Equipment expense	64,753	68,315
Data processing	89,076	89,782
Foreclosed assets, net	17,929	13,444
Other expense	481,858	499,684

Total noninterest expense	1,629,281	1,612,481

Net income before income taxes	914,443	600,998

Income tax expense (benefit)	(71,225)	197,113

Net income	985,668	403,885

Preferred stock dividends declared and accrued	(61,633)	(29,661)

Net income available to common stockholders	$924,035	$374,224

Basic earnings per common share	$0.29	$0.12

Diluted earnings per common share	$0.27	$0.11

Basic weighted average common shares outstanding	3,179,773	3,164,838

Diluted weighted average common shares outstanding	3,574,921	3,589,094

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008 (Unaudited)

	2009	2008
Cash flows from operating activities
Net income	$985,668	$403,885
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	68,047	67,865
Loss on the sale of foreclosed assets	17,929	13,444
Stock-based compensation, net of tax benefit	7,508	8,546
Provision for loan losses	754,716	141,737
Deferred income taxes	(15,025)	(15,934)
Accretion of discount on securities, net of amortization of premiums	2,710	(3,411)
Increase in cash surrender value of life insurance	(26,615)	(26,774)
Changes in assets and liabilities:
Accrued income	183,558	150,226
Other assets	34,217	(122,245)
Accrued interest payable	(82,801)	51,986
Other liabilities	(36,895)	126,961

Net cash provided by operating activities	1,893,017	796,286

Cash flows from investing activities
Net decrease in interest-bearing deposits with banks	4,116,471	7,928,187
Net increase in federal funds sold	(100,000)	(1,000)
Purchases of investment securities	(999,780)	(1,000,625)
Sales and maturities of investment securities	502,575	2,005,071
Redemption of restricted equity securities	168,900	—
Purchases of restricted equity securities	(112,550)	(42,100)
Net increase in loans	(2,156,992)	(1,652,355)
Proceeds from the sale of foreclosed assets	84,812	93,296
Purchases of property and equipment	(36,060)	(212,641)

Net cash provided by investing activities	1,467,376	7,117,833

Cash flows from financing activities
Net increase (decrease) in deposits	1,732,576	(7,263,392)
Net increase in federal funds purchased and securities sold under agreements to repurchase	(1,856,032)	(131,356)
Net increase in short-term debt	1,010,000	—
Net decrease in long-term debt	(750,000)	(826,976)
Dividends paid	(40,886)	(504,483)
Common stock options exercised	82,322	13,912
Proceeds from the issuance of preferred stock, net	1,975,015	—
Tax benefit related to exercise of non-incentive stock options	19,903	—

Net cash provided by (used in) financing activities	2,172,898	(8,712,295)

Net increase (decrease) in cash and cash equivalents	5,533,291	(798,176)

Cash and cash equivalents, beginning	1,293,770	2,220,733

Cash and cash equivalents, ending	$6,827,061	$1,422,557

Supplemental disclosures of cash flow information
Interest paid	$1,007,042	$1,538,909

Taxes paid	$—	$14,789

Loans transferred to foreclosed properties	$79,345	$63,220

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2009 and 2008 (Unaudited)

	Convertible Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2008, as previously reported	189,356	$2,620,325	—	$—	—	$—	3,162,764	$9,217,939	$11,141,839	$3,088	$22,983,191
Cumulative effect of initial adoption of EITF 06-4									(43,346)		(43,346)

Balance, January 1, 2008									11,098,493		22,939,845
Comprehensive income
Net income	—	—	—	—	—	—	—	—	403,885	—	403,885
Net change in unrealized gain on investment securities available for sale, net of income tax of $4,037	—	—	—	—	—	—	—	—	—	6,436	6,436

Total comprehensive income											410,321

Common stock options exercised	—	—	—	—	—	—	3,410	13,912	—	—	13,912
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	8,546	—	—	8,546
Dividends declared on convertible preferred stock ($.16 per share)			—	—	—	—	—	—	(29,661)	—	(29,661)

Balance, March 31, 2008	189,356	2,620,325	—	—	—	—	3,166,174	9,240,397	11,472,717	9,524	23,342,963

Balance, January 1, 2009	189,356	2,620,325	—	—	—	—	3,167,568	9,270,253	12,493,763	(1,338)	24,383,003

Comprehensive income
Net income	—	—	—	—	—	—	—	—	985,668	—	985,668
Net change in unrealized gain on investment securities available for sale, net of income tax benefit of $6,704	—	—	—	—	—	—	—	—	—	(9,742)	(9,742)

Total comprehensive income											975,926

Common stock options exercised	—	—	—	—	—	—	29,013	82,322	—	—	82,322
Tax benefit related to exercise of non-qualified stock options	—	—	—	—	—	—	—	19,903	—	—	19,903
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	7,508	—	—	7,508
Issue Series B preferred stock to the U.S. Treasury, net of issuance costs	—	—	2,000	1,975,015	—	—	—	—	—	—	1,975,015
Issue Series C preferred stock to the U.S. Treasury	—	—	—	(106,000)	100	106,000	—	—	—	—	—
Dividends declared on convertible Series A preferred stock ($.16 per share)	—	—	—	—	—	—	—	—	(29,415)	—	(29,415)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	7,938	—	(548)	—	—	(32,217)	—	(24,827)

Balance, March 31, 2009	189,356	$2,620,325	2,000	$1,876,953	100	$105,452	3,196,581	$9,379,986	$13,417,799	$(11,080)	$27,389,435

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008, and its changes in stockholders’ equity and cash flows for the three months ended March 31, 2009 and 2008. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2008, included in the Company’s Form 10-K. The balance sheet at December 31, 2008, has been taken from the audited financial statements at that date.

Organization

Surrey Bancorp began operation on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust. Stockholders of the bank received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common stock owned. The Company is subject to regulation by the Federal Reserve.

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

Surrey Investment Services, Inc., a subsidiary of the Bank, was organized and incorporated under the laws of the State of North Carolina on February 10, 1998. The Subsidiary provides insurance services through SB&T Insurance and investment advice and brokerage services through U-VEST.

On July 31, 2000, Surrey Bank & Trust formed Freedom Finance, LLC, an operation specializing in the purchase of sales finance contracts from local automobile dealers.

The accounting and reporting policies of the Company, the Bank, and its subsidiaries follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2008 contain a summary of the significant accounting policies. The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2009 and December 31, 2008, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at March 31, 2009 and December 31, 2008.

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

Activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 follows:

	March 31,
	2009	2008
Balance at beginning of year	$3,365,370	$2,781,565
Add provision charged to expense	754,716	141,737
Less net charge-offs	(114,879)	(33,467)

	$4,005,207	$2,889,835

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.

Recent Accounting Pronouncements

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

Recent Accounting Pronouncements, continued

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2009 and 2008 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 3. COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2009, the Company had commitments to extend credit, including unused lines of credit of approximately $34,938,000. Letters of credit totaling $2,145,701 were outstanding.

NOTE 4. STOCK BASED COMPENSATION

The Company has two share-based compensation plans. The compensation cost that has been charged against income for those plans was approximately $11,377 and $12,948 for the three-month periods ended March 31, 2009 and 2008, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $3,869 and $4,402 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 5. FAIR VALUE

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands) March 31, 2009	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$2,639	$—	$2,639	$—
Total assets at fair value	$2,639	$—	$2,639	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a recurring basis at March 31, 2009.

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

(in thousands) March 31, 2009	Total	Level 1	Level 2	Level 3
Loans	$1,249	$—	$1,249	$—
Foreclosed assets	27	—	27	—
Total assets at fair value	$1,276	$—	$1,276	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a non-recurring basis at March 31, 2009.

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC. The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
March 31, 2009
Net interest income	$1,635,973	$88,861	$—	$1,724,834
Other income	573,389	1,000,217	—	1,573,606
Depreciation and amortization	67,650	397	—	68,047
Provision for loan losses	699,401	55,315	—	754,716
Net income	14,698	970,970	—	985,668
Assets	206,403,427	2,468,150	(1,656,926)	207,214,651

March 31, 2008
Net interest income	$1,666,757	$121,072	$—	$1,787,829
Other income	566,567	820	—	567,387
Depreciation and amortization	67,214	651	—	67,865
Provision for loan losses	150,666	(8,929)	—	141,737
Net income	378,782	25,103	—	403,885
Assets	202,013,702	2,386,851	(1,557,661)	202,842,892

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services.

They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended March 31, 2009. The Company does allocate income taxes to the segments. Other income represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in any one geographical area.

NOTE 7. BENEFIT PLANS

The Company has a Supplemental Retirement Benefit Plan “SERP” to provide future compensation to certain members of management. Under plan provisions, annual payments projected to range from $16,388 to $89,914 are payable for the life of the executive, generally beginning at age 65. The liability accrued for the compensation under the plan was $350,124 and $267,381 at March 31, 2009 and 2008, respectively. Employee benefits expense, an actuarially determined amount, was $19,912 and $23,002 for the three months ended March 31, 2009 and 2008, respectively. The assumed discount rate for the plan is 7.0%.

The Company also has a deferred compensation plan under which directors may elect to defer their directors’ fees. Participating directors receive an additional 30% matching contribution and will be paid an annual benefit for a specified number of years after retirement, generally beginning at age 65. The maximum payout period is ten years. Deferred directors’ fees accrued under the plan were $434,300 and $323,801 at March 31, 2009 and 2008, respectively. Deferred directors’ fees expensed were $36,210 and $23,460 for the three months ended March 31, 2009 and 2008, respectively.

The Company has purchased and is the primary beneficiary of life insurance policies indirectly related to the SERP and the directors’ deferred compensation liability. The cash value of the life insurance policies totaled $3,088,765 and $2,979,794 at March 31, 2009 and 2008, respectively.

NOTE 8. STOCKHOLDERS EQUITY

On January 9, 2009, the Company issued and sold to the US Department of the Treasury 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share and a warrant to purchase 100.001 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share. The Warrant was immediately exercised. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series C Warrant Preferred Stock pays a cumulative dividend of 9%, per annum. Net proceeds from the issuance, after legal fees, amounted to $1,975,015. Dividends accumulated and accrued on the Series B and C Preferred Stock at March 31, 2009 totaled $13,928.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for three months ending March 31, 2009 and 2008. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

Surrey Bancorp (“Company”) is a North Carolina corporation, located in Mount Airy, North Carolina. The Company was incorporated on February 6, 2003, and began business on May 1, 2003.

Surrey Bank & Trust (“Bank”) is a North Carolina state chartered bank, located in Mount Airy, North Carolina. The Bank was chartered on July 15, 1996, and began operations on July 22, 1996. The Bank has two operating subsidiaries: Surrey Investment Services, Inc. and Freedom Finance, LLC.

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

Net income available for common stockholders for the three months ended March 31, 2009, was $924,035 or $0.27 per diluted share outstanding compared to a $374,224 or $0.11 per diluted share outstanding for the same period in 2008. Earnings for the three months ended March 31, 2009, are approximately 144% higher than for the same period in 2008. The increase results from a 177.6% increase in non-interest income from $567,387 in the first quarter of 2008 to $1,574,767 in 2009. This increase is attributable to earnings from Freedom Finance, LLC, the Bank’s sales finance subsidiary, which recorded tax-exempt life insurance proceeds of $1,000,000 in the first quarter. The proceeds were on the life of a former partner of the subsidiary. Excluding the life insurance proceeds, noninterest income increased 1.3% in 2009 primarily due to increases in service charges on deposit accounts. Net interest income decreased 3.6% from $1,787,829 in the first quarter of 2008 to $1,723,673 in 2009. This decrease is due to the steep decrease in interest rates in 2008 and the resulting contraction of the net interest margin. However, heavy re-pricing of deposit costs in the first quarter of 2009 has stabilized the net interest margin, with improvement expected in the coming quarters. Noninterest expenses increased 1.1% from $1,612,481 in the first quarter of 2008, to $1,629,281 in 2009. Most of this increase is associated with salaries and employee benefits and occupancy expenses. Salaries and benefits increased due to normal merit increases. Occupancy expenses increased due to the opening of our permanent Stuart, Virginia branch in the second quarter of 2008. The costs of the new permanent branch are incrementally higher than the cost of the previous temporary location. These increases were offset somewhat by other cost controls which reduced other expenses by 3.6%.

On March 31, 2009, Surrey Bancorp’s assets totaled $207,214,651 compared to $204,178,015 on December 31, 2008. Net loans were $173,403,182 compared to $172,080,251 on December 31, 2008. This increase is attributable to increases in commercial loans. Commercial loans increased 2.26% from the 2008 year-end totals. These increases have been partially offset by minor decreases in other loan categories.

Total deposits on March 31, 2009, were $165,479,688 compared to $163,747,112 at the end of 2008. This increase is primarily attributable to increases in savings deposits, which include money market accounts. Demand deposits increased 0.32% from 2008 totals, while savings deposits increased 7.29%. Certificates of deposit increased 0.08% from December 31, 2008 totals.

Common stockholders equity increased by $1,024,027 or 4.71% during the three months ended March 31, 2009. The increase is comprised of net income of $985,668, proceeds from exercised stock options of $82,322, tax benefits from the exercise of Non Qualified Stock Options of $19,903 and other stock based compensation of $7,508. Decreases included the payment and accrual of preferred dividends and adjustments to Accumulated Other Comprehensive Income of $61,932 and $9,742, respectively. The net increase resulted in a common stock book value of $7.13 per share, up from $6.87 on December 31, 2008.

The book value per common share is calculated by taking total stockholders equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity increased $1,982,405 during the period ended March 31, 2009, as detailed in Note 8 to the financial statements. Combined preferred and common stockholders’ equity increased $3,006,432, or 12.3% for the quarter ended March 31, 2009.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at March 31, 2009 or December 31, 2008.

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

Investments in available for sale securities of $2,638,831 consisted of U.S. Governmental Agency obligations with maturities ranging from two to thirty-five months, corporate bonds with maturities of nine to nine and one-half years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2009, were $173,403,182 compared to $172,080,251 on December 31, 2008. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 67.6% of the Bank’s loans as of March 31, 2009, are fixed rate loans with 32.4% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2009, were $165,479,688, compared to $163,747,112 on December 31, 2008. The March total comes from a base of approximately 12,054 accounts compared to 12,048 accounts at December 31, 2008. Interest-bearing accounts represented 84.5% of March 31, 2009 period end deposits versus 85.2% at December 31, 2008.

Stockholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities.

The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
March 31, 2009:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	16.35%	8.0%
Surrey Bank & Trust	15.40%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	15.09%	4.0%
Surrey Bank & Trust	14.14%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.79%	4.0%
Surrey Bank & Trust	11.97%	4.0%

December 31, 2008:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.75%	8.0%
Surrey Bank & Trust	13.80%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.49%	4.0%
Surrey Bank & Trust	12.54%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	11.38%	4.0%
Surrey Bank & Trust	10.58%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The consolidated provision for loan losses charged to operations was $754,716 in the first three months of 2009 compared to $141,737 for the same period in 2008. The provision attributable to the Bank increased from $150,666 in 2008 to $699,401 in 2009. This increase is primarily attributable to increases in reserves on impaired loans and to a lesser extent loan growth. The increased reserves on impaired loans primarily resulted from the deterioration of the debtors’ collateral bases on specific loans during the first quarter of 2009. These collateral bases include inventory and accounts receivable, among other operating assets. The provision attributable to Freedom Finance, LLC increased from a recoupment of reserves of $8,929 in 2008 to $55,315 for the three months ended March 31, 2009. The increase in the Freedom Finance, LLC provision was due to increased defaults in 2009 due to a slumping economy. Net charge offs in the finance company increased from $11,689 in 2008 to $75,587 during the three months ended March 31, 2009.

The reserve for loan losses on March 31, 2009, was $4,005,207 or 2.26% of period end loans. This percentage is derived from total loans. Approximately $33,181,000 of the total loans outstanding at March 31, 2009, are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 2.61% of outstanding loans.

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

At March 31, 2009, the Bank had loans totaling approximately $569,070 in nonaccrual status. Loans that were considered impaired but were still accruing interest at March 31, 2009, totaled $2,503,240. Specific reserves on non-accrual and impaired loans totaled $1,379,898 at quarter end, or 44.9% of the balances outstanding.

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

At March 31, 2009, the liquidity position of the Company was good, with short-term liquid assets of $19,513,908. Proceeds from the issuance of Series B and C preferred stock to the United States Treasury primarily accounted for the increase in liquidity from December 31, 2008 totals. To provide supplemental liquidity, the Bank has five lines of credit with correspondent banks totaling $15,000,000. At March 31, 2009, there were no advances against these lines. However, subsequent to March 31, 2009, one of the correspondent banks providing unsecured lines to the Bank was closed by the Office of the Comptroller of the Currency (OCC). Subsequently, the Federal Deposit Insurance Corporation (FDIC) was named Receiver. The remaining bank has been chartered as a new national bank by the OCC and controlled by the FDIC in accordance with section 11(n) of the Federal Deposit Insurance Act. This will allow the failed bank to be liquidated in an orderly fashion. The unsecured line provided by this correspondent was $7,000,000. The line is still available until liquidation, but is subject to reduction. The Bank plans to contact other correspondent banks in an effort to replace or at least partially replace the amount of this line. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank. The maximum credit available under this agreement approximates $16,810,000 of which $12,700,000 of advances had been taken down at March 31, 2009. In addition, Freedom Finance, LLC has a secured revolving line of credit with another commercial bank in the amount of $1,000,000. At March 31, 2009, no amount was outstanding on this line.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

No significant changes in legal proceedings occurred during the quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Surrey Bancorp Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003)

3.2	Surrey Bancorp Bylaws (Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8K dated May 1, 2003)

10.1	1997 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003)

10.2	1997 Non-statutory Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act

32.1	Certification of PEO/PFO Pursuant to Section 906 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: May 14, 2009	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)