Form 10-Q
period 2009-06-30
SURREY BANCORP
filed 2009-08-13
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

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

(336) 783-3900

(Registrant’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On August 10, 2009 there were 3,196,581 common shares issued and outstanding

Consolidated Balance Sheets

June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	June 2009	December 2008
Assets
Cash and due from banks	$2,105,200	$1,293,770
Interest-bearing deposits with banks	17,177,031	16,503,318
Federal funds sold	300,000	200,000
Investment securities available for sale	2,631,183	2,160,782
Restricted equity securities	991,139	1,047,464
Loans, net of allowance for loan losses of $3,939,916 in 2009 and $3,365,370 in 2008	169,908,448	172,080,251
Property and equipment, net	4,979,179	5,044,526
Foreclosed assets	83,010	50,414
Accrued income	844,514	1,008,498
Goodwill	120,000	120,000
Bank owned life insurance	3,117,004	3,062,150
Other assets	2,221,257	1,606,842

Total assets	$204,477,965	$204,178,015

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$24,170,038	$24,161,085
Interest-bearing	140,199,197	139,586,027

Total deposits	164,369,235	163,747,112

Federal funds purchased and securities sold under agreements to repurchase	90,149	2,144,186
Short-term debt	1,250,000	1,740,000
Long-term debt	9,200,000	10,700,000
Dividends payable	43,972	29,987
Accrued interest payable	397,221	500,694
Other liabilities	1,371,521	933,033

Total liabilities	176,722,098	179,795,012

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non- cumulative, perpetual; with a liquidation value of $14 per share;	2,620,325	2,620,325
2,000 shares of Series B, issued and outstanding with no par value, fixed rate (5%) cumulative perpetual, with a liquidation value of $1,000 per share, net of accreted discount;	1,885,762	—
100 shares of Series C, issued and outstanding with no par value, fixed rate (9%) cumulative perpetual, with a liquidation value of $1,000 per share, net of amortized premium	104,706	—
Common stock, 5,000,000 shares authorized at no par value;
3,196,581 shares issued in 2009 and 3,167,568 shares issued in 2008	9,387,495	9,270,253
Retained earnings	13,768,591	12,493,763
Accumulated other comprehensive income (loss)	(11,012)	(1,338)

Total stockholders’ equity	27,755,867	24,383,003

Total liabilities and stockholders’ equity	$204,477,965	$204,178,015

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Six months ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
Interest income
Loans and fees on loans	$5,254,367	$6,140,692
Federal funds sold	271	5,015
Investment securities, taxable	37,669	79,845
Deposits with banks	12,362	211,600

Total interest income	5,304,669	6,437,152

Interest expense
Deposits	1,530,024	2,665,254
Federal funds purchased and securities sold under agreements to repurchase	400	4,109
Short-term debt	13,599	—
Long-term debt	213,697	303,905

Total interest expense	1,757,720	2,973,268

Net interest income	3,546,949	3,463,884

Provision for loan losses	753,996	235,667

Net interest income after provision for loan losses	2,792,953	3,228,217

Noninterest income
Service charges on deposit accounts	540,034	554,624
Fees and yield spread premiums on loans delivered to correspondents	88,870	70,877
Other service charges and fees	186,827	185,388
Other operating income	330,842	338,992
Life insurance proceeds	1,000,000	—

Total noninterest income	2,146,573	1,149,881

Noninterest expense
Salaries and employee benefits	1,710,893	1,577,206
Occupancy expense	222,320	193,540
Equipment expense	143,195	156,307
Data processing	190,050	185,517
Foreclosed assets, net	44,909	22,624
Other expense	1,068,402	986,607

Total noninterest expense	3,379,769	3,121,801

Net income before income taxes	1,559,757	1,256,297

Income tax expense	157,938	417,154

Net income	1,401,819	839,143

Preferred stock dividends and accretion of discount	(126,991)	(59,321)

Net income available to common stockholders	$1,274,828	$779,822

Basic earnings per common share	$0.40	$0.25

Diluted earnings per common share	$0.37	$0.23

Basic weighted average common shares outstanding	3,188,223	3,165,506

Diluted weighted average common shares outstanding	3,587,644	3,589,485

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
Interest income
Loans and fees on loans	$2,633,055	$2,952,894
Federal funds sold	130	1,933
Investment securities, taxable	17,596	38,649
Deposits with banks	5,974	64,952

Total interest income	2,656,755	3,058,428

Interest expense
Deposits	721,932	1,232,829
Federal funds purchased and securities sold under agreements to repurchase	13	1,807
Short-term debt	5,905	—
Long-term debt	105,629	147,737

Total interest expense	833,479	1,382,373

Net interest income	1,823,276	1,676,055

Provision for loan losses	(720)	93,930

Net interest income after provision for loan losses	1,823,996	1,582,125

Noninterest income
Service charges on deposit accounts	253,317	289,579
Fees and yield spread premiums on loans delivered to correspondents	59,153	27,766
Other service charges and fees	97,080	94,593
Other operating income	162,256	170,556

Total noninterest income	571,806	582,494

Noninterest expense
Salaries and employee benefits	850,901	729,362
Occupancy expense	106,647	100,128
Equipment expense	78,442	87,992
Data processing	100,974	95,735
Foreclosed assets, net	26,980	9,180
Other expense	586,544	486,923

Total noninterest expense	1,750,488	1,509,320

Net income before income taxes	645,314	655,299

Income tax expense	229,163	220,041

Net income	416,151	435,258

Preferred stock dividends and accretion of discount	(65,358)	(29,660)

Net income available to common stockholders	$350,793	$405,598

Basic earnings per common share	$0.11	$0.13

Diluted earnings per common share	$0.11	$0.12

Basic weighted average common shares outstanding	3,196,581	3,166,174

Diluted weighted average common shares outstanding	3,600,201	3,589,865

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
Cash flows from operating activities
Net income	$1,401,819	$839,143
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	137,741	147,723
Gain on the sale of fixed assets	(320)	(2,737)
Loss on the sale of foreclosed assets	25,164	22,624
Stock-based compensation, net of tax benefit	15,017	17,092
Provision for loan losses	753,996	235,667
Deferred income taxes	(45,865)	(37,570)
Accretion of discount on securities, net of amortization of premiums	5,238	(6,291)
Increase in cash surrender value of life insurance	(54,854)	(53,462)
Changes in assets and liabilities:
Accrued income	163,984	127,703
Other assets	(562,481)	(513,316)
Accrued interest payable	(103,473)	25,549
Other liabilities	438,488	402,268

Net cash provided by operating activities	2,174,454	1,204,393

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(673,713)	9,793,903
Net (increase) decrease in federal funds sold	(100,000)	198,000
Purchases of investment securities	(1,499,663)	(2,744,653)
Sales and maturities of investment securities	1,008,281	3,009,275
Redemption of restricted equity securities	168,900	—
Purchases of restricted equity securities	(112,575)	(42,150)
Net (increase) decrease in loans	1,226,902	(5,773,381)
Proceeds from the sale of fixed assets	320	2,815
Proceeds from the sale of foreclosed assets	133,145	145,730
Purchases of property and equipment	(72,394)	(418,902)

Net cash provided by investing activities	79,203	4,170,637

Cash flows from financing activities
Net increase (decrease) in deposits	622,123	(8,679,550)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(2,054,037)	3,894,200
Net decrease in short-term debt	(490,000)	—
Net decrease in long-term debt	(1,500,000)	(953,952)
Dividends paid	(97,553)	(534,144)
Common stock options exercised	82,322	13,912
Proceeds from the issuance of preferred stock, net	1,975,015	—
Tax benefit related to exercise of non-incentive stock options	19,903	—

Net cash used in financing activities	(1,442,227)	(6,259,534)

Net increase (decrease) in cash and cash equivalents	811,430	(884,504)

Cash and cash equivalents, beginning	1,293,770	2,220,733

Cash and cash equivalents, ending	$2,105,200	$1,336,229

Supplemental disclosures of cash flow information
Interest paid	$1,861,193	$2,947,719

Taxes paid	$339,075	$569,749

Loans transferred to foreclosed properties	$190,905	$112,914

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2009 and 2008 (Unaudited)

	Convertible Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Retained	Unrealized Appreciation (Depreciation) on
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Securities	Total
Balance, January 1, 2008, as previously reported	189,356	$2,620,325	—	$—	—	$—	3,162,764	$9,217,939	$11,141,839	$3,088	$22,983,191
Cumulative effect of initial adoption of EITF 06-4									(43,346)		(43,346)

Balance, January 1, 2008									11,098,493		22,939,845
Comprehensive income
Net income	—	—	—	—	—	—	—	—	839,143	—	839,143
Net change in unrealized gain on investment securities available for sale, net of income tax benefit of $6,837	—	—	—	—	—	—	—	—	—	(10,898)	(10,898)

Total comprehensive income											828,245

Common stock options exercised	—	—	—	—	—	—	3,410	13,912	—	—	13,912
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	17,092	—	—	17,092
Dividends declared on convertible preferred stock ($.31 per share)	—	—	—	—	—	—	—	—	(59,321)	—	(59,321)

Balance, June 30, 2008	189,356	2,620,325	—	—	—	—	3,166,174	9,248,943	11,878,315	(7,810)	23,739,773

Balance, January 1, 2009	189,356	2,620,325	—	—	—	—	3,167,568	9,270,253	12,493,763	(1,338)	24,383,003

Comprehensive income
Net income	—	—	—	—	—	—	—	—	1,401,819	—	1,401,819
Net change in unrealized gain on investment securities available for sale, net of income tax benefit of $6,909	—	—	—	—	—	—	—	—	—	(9,674)	(9,674)

Total comprehensive income											1,392,145

Common stock options exercised	—	—	—	—	—	—	29,013	82,322	—	—	82,322
Tax benefit related to exercise of non-qualified stock options	—	—	—	—	—	—	—	19,903	—	—	19,903
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	15,017	—	—	15,017
Issue Series B preferred stock to the U.S. Treasury, net of issuance costs	—	—	2,000	1,975,015	—	—	—	—	—	—	1,975,015
Issue Series C preferred stock to the U.S. Treasury	—	—	—	(106,000)	100	106,000	—	—	—	—	—
Dividends declared on convertible Series A preferred stock ($.31 per share)	—	—	—	—	—	—	—	—	(59,157)	—	(59,157)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	16,747	—	(1,294)	—	—	(67,834)	—	(52,381)

Balance, June 30, 2009	189,356	$2,620,325	2,000	$1,885,762	100	$104,706	3,196,581	$9,387,495	$13,768,591	$(11,012)	$27,755,867

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company”), as of June 30, 2009 and December 31, 2008, the results of operations for the six and three months ended June 30, 2009 and 2008, and its changes in stockholders’ equity and cash flows for the six months ended June 30, 2009 and 2008. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2008, included in the Company’s Form 10-K. The balance sheet at December 31, 2008, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2009 and December 31, 2008, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at June 30, 2009 and December 31, 2008.

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

Activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008 follows:

	June 30,
	2009	2008
Balance at beginning of year	$3,365,370	$2,781,565
Add provision charged to expense	753,996	235,667
Less net charge-offs	(179,450)	(74,490)

	$3,939,916	$2,942,742

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 9 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2009, the date the financial statements were issued.

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The carrying amounts of securities available for sale and their approximate fair values at June 30, 2009 and December 31, 2008 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2009
Government-sponsored enterprises	$2,006,974	$13,814	$8	$2,020,780
Mortgage-backed securities	92,130	1,773	—	93,903
Corporate bonds	550,000	—	33,500	516,500

	$2,649,104	$15,587	$33,508	$2,631,183

December 31, 2008
Government-sponsored enterprises	$1,512,503	$21,557	$—	$1,534,060
Mortgage-backed securities	100,457	197	887	99,767
Corporate bonds	550,000	—	23,045	526,955

	$2,162,960	$21,754	$23,932	$2,160,782

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at June 30, 2009, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,506,743	$1,517,855
Due after one year through five years	500,231	502,925
Due after five years through ten years	600,488	567,769
Due after ten years	41,642	42,634

	$2,649,104	$2,631,183

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to corporate bonds issued by other banks at June 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Government-sponsored enterprises	$499,920	$8	$—	$—	$499,920	$8
Mortgage backed securities	—	—	—	—	—	—
Corporate bonds	283,650	16,350	232,850	17,150	516,500	33,500

	$783,570	$16,358	$232,850	$17,150	$1,016,420	$33,508

December 31, 2008
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed securities	61,229	861	9,271	26	70,500	887
Corporate bonds	526,955	23,045	—	—	526,955	23,045

	$588,184	$23,906	$9,271	$26	$597,455	$23,932

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

The Company had no gross realized gains or losses for the six and three month periods ended June 30, 2009 and 2008.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2009 and 2008 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. The potential dilutive shares are represented by common stock options and by the Series A convertible preferred stock each share of which is convertible into 2.0868 shares of common stock.

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At June 30, 2009, the Company had commitments to extend credit, including unused lines of credit of approximately $36,936,000. Letters of credit totaling $2,034,989 were outstanding.

NOTE 5. STOCK BASED COMPENSATION

The Company has two share-based compensation plans. The compensation cost that has been charged against income for those plans was approximately $22,753 and $25,896 for the six-month periods ended June 30, 2009 and 2008, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $7,736 and $8,804 for the six months ended June 30, 2009 and 2008, respectively.

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

Fair Value Hierarchy

Under SFAS 157 (FASB ASC 820-10-05, 15, 30, 35, 50, 55, 60, 65), the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114 (FASB ASC 310-10-35), Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157 (FASB ASC 820-10-05, 15, 30, 35, 50, 55, 60, 65), impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands) June 30, 2009	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$2,631	$—	$2,631	$—
Total assets at fair value	$2,631	$—	$2,631	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a recurring basis at June 30, 2009.

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

(in thousands) June 30, 2009	Total	Level 1	Level 2	Level 3
Loans	$1,086	$—	$1,086	$—
Foreclosed assets	83	—	83	—
Total assets at fair value	$1,169	$—	$1,169	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a non-recurring basis at June 30, 2009.

Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$2,105	$2,105	$1,294	$1,294
Federal funds sold and interest-bearing deposits with banks	17,477	17,477	16,703	16,703
Securities, available for sale	2,631	2,631	2,161	2,161
Restricted equity securities	991	991	1,047	1,047
Loans, net of allowance for loan losses	169,908	169,605	172,080	181,549
Bank owned life insurance	3,117	3,117	3,062	3,062

Financial liabilities
Deposits	164,369	154,970	163,747	160,442
Federal funds purchased and securities sold under agreements to repurchase	90	90	2,144	2,146
Long-term and short-term debt	10,450	10,444	12,440	12,701
Commitments and contingencies	—	—	—	—

NOTE 7. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC. The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, 2009 and 2008 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
June 30, 2009
Net interest income	$3,373,615	$173,334	$—	$3,546,949
Other income	1,145,905	1,000,668	—	2,146,573
Depreciation and amortization	136,948	793	—	137,741
Provision for loan losses	678,896	75,100	—	753,996
Net income	435,342	966,477	—	1,401,819
Assets	205,616,685	2,454,003	(3,592,723)	204,477,965

June 30, 2008
Net interest income	$3,225,127	$238,757	$—	$3,463,884
Other income	1,148,812	1,069	—	1,149,881
Depreciation and amortization	146,421	1,302	—	147,723
Provision for loan losses	236,760	(1,093)	—	235,667
Net income	797,310	41,833	—	839,143
Assets	205,398,077	2,284,072	(1,711,156)	205,970,993

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

Therefore, the segments are reported using net interest income for the period ended June 30, 2009. The Company does allocate income taxes to the segments. Other income represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in any one geographical area.

NOTE 8. STOCKHOLDERS’ EQUITY

On January 9, 2009, the Company issued and sold to the US Department of the Treasury 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share and a warrant to purchase 100.001 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share. The Warrant was immediately exercised. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series C Warrant Preferred Stock pays a cumulative dividend of 9%, per annum. Net proceeds from the issuance, after legal fees, amounted to $1,975,015. Net accretion of discounts over amortization of premiums on the Series B and C Preferred Stock amounted to $15,453 for the six months ended June 30, 2009, bringing the total Series B and C Preferred Stock investment to $1,990,468. Dividends accrued on the Series B and C Preferred Stock at June 30, 2009 totaled $14,231.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for six and three months ending June 30, 2009 and 2008. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended June 30, 2009, was $350,793 or $0.11 per diluted share outstanding compared to a $405,598 or $0.12 per diluted share outstanding for the same period in 2008. Earnings for the three months ended June 30, 2009, are approximately 13.5% lower than for the same period in 2008. The change results from an increase in noninterest expenses that more than offset an increase in net interest income and a decrease in the provision for loan losses. Net interest income increased 8.8% from $1,676,055 in the second quarter of 2008 to $1,823,276 in 2009. The continued downward repricing of deposits during the second quarter was largely responsible for the margin increase. Noninterest income decreased 1.8% in 2009 primarily due to decreases on deposit accounts service charges. Noninterest expenses increased 16.0% from $1,509,320 in the second quarter of 2008, to $1,750,488 in 2009. Most of the increase is associated with salaries and employee benefits and other noninterest expense. Salaries and employee benefits increased from $729,362 in the second quarter of 2008 to $850,901 in 2009. This increase was due to normal merit increases, benefit costs and the difference in incentive accruals made in the second quarter of 2009 and 2008. Estimated incentive accruals were eliminated in the second quarter of 2008 when it was determined the Company was not going to reach certain budgeted financial targets, therefore reducing salaries and employee benefits for incentive accruals, part of which were made in the first quarter of 2008. Other noninterest expense increased 20.5% from $486,923 in the second quarter of 2008 to $586,544 in 2009. This is the result of increased FDIC insurance premiums and the FDIC’s special assessment which was accrued at June 30, 2009. The special assessment of 5 basis points was calculated by applying the assessment rate to the Company’s assets minus its Tier 1 capital. FDIC insurance premiums increased 471% from $25,470 in 2008 to $145,415 in the quarter ended June 30, 2009. The special assessment amounted to approximately $90,000.

Net income available for common stockholders for the six months ended June 30, 2009, was $1,274,828 or $0.37 per diluted share outstanding compared to $779,822 or $0.23 per diluted share outstanding for the same period in 2008. This represents a 63.5% increase in earnings from the first six months of 2008 to the same period in 2009. This increase is attributable to earnings from Freedom Finance, LLC, the Bank’s sales finance subsidiary, which recorded tax-exempt life insurance proceeds of $1,000,000 in the first quarter of 2009. The proceeds were on the life of a former partner of the subsidiary. Excluding the life insurance proceeds, noninterest income remained relatively unchanged decreasing $3,308 to $1,146,573 during the six month period ended June 30, 2009. Net interest income increased 2.4% from $3,463,884 in the first six months of 2008 to $3,546,949 in 2009. This increase is due to the continued downward repricing of deposits during 2009. The provision for loan losses increased from $235,667 for the six month period ending June 30, 2008 to $753,996 in 2009. The significant increase in the reserve was due to the weakening economy and its effects on credit quality and collateral values. This necessitated an increase in reserves associated with impaired loans. Reserves on impaired loans increased from approximately $756,000 at December 31, 2008 to $1,408,000 at June 30, 2009. The tax-exempt life insurance proceeds reduced the effective income tax rate from 33.21% for the six months ended June 30, 2008, to 10.13% for the six month period ended June 30, 2009.

On June 30, 2009, Surrey Bancorp’s assets totaled $204,477,965 compared to $204,178,015 on December 31, 2008. Net loans were $169,908,448 compared to $172,080,251 on December 31, 2008. This decrease was attributable to decreases in commercial loans. Commercial loans decreased approximately 4.12% from the 2008 year-end totals. This decrease has been partially offset by minor increases in other loan categories.

Total deposits on June 30, 2009, were $164,369,235 compared to $163,747,112 at the end of 2008. This increase is primarily attributable to increases in savings deposits, which include money market accounts, and certificates of deposit. Demand deposits decreased 4.41% from 2008 totals, while savings deposits increased 2.73%. Certificates of deposit increased 2.06% from December 31, 2008 totals.

Common stockholders’ equity increased by $1,382,396 or 6.35% during the six months ended June 30, 2009. The increase is comprised of net income of $1,401,819, proceeds from exercised stock options of $82,322, tax benefits from the exercise of Non-Qualified Stock Options of $19,903 and other stock based compensation of $15,017. Decreases included the payment and accrual of preferred dividends and adjustments to Accumulated Other Comprehensive Income of $126,991 and $9,674, respectively. The net increase resulted in a common stock book value of $7.24 per share, up from $6.87 on December 31, 2008.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity increased $1,990,468 during the period ended June 30, 2009, as detailed in Note 8 to the financial statements. Combined preferred and common stockholders’ equity increased $3,372,864, or 13.8% for the six months ended June 30, 2009.

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

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank had no “Held to Maturity” securities at June 30, 2009 or December 31, 2008.

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

Investments in available for sale securities of $2,631,183 consisted of U.S. Governmental Agency obligations with maturities ranging from one to thirty-two months, corporate bonds with maturities of nine to nine and one-quarter-years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2009, were $169,908,448 compared to $172,080,251 on December 31, 2008. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 68.3% of the Bank’s loans as of June 30, 2009, are fixed rate loans with 31.7% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2009, were $164,369,235, compared to $163,747,112 on December 31, 2008. The June total comes from a base of approximately 12,223 accounts compared to 12,048 accounts at December 31, 2008. Interest-bearing accounts represented 85.3% of June 30, 2009 period end deposits versus 85.2% at December 31, 2008.

Fed Funds Purchased

The Company had no fed funds purchased at June 30, 2009, compared to $2,000,000 outstanding at December 31, 2008. Fed funds purchased were decreased due to the reduction in loans outstanding and improved liquidity resulting from that reduction and a slight increase in deposits.

Stockholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities. The capital ratios increased significantly from December 31, 2008 to June 30, 2009. In addition to the Company’s earnings, capital increased due to the issuance of preferred stock to the US Department of Treasury under the Treasury’s Capital Purchase Plan as detailed in Note 8 to the financial statements. The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
June 30, 2009:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.40%	8.0%
Surrey Bank & Trust	16.43%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	16.13%	4.0%
Surrey Bank & Trust	15.17%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.76%	4.0%
Surrey Bank & Trust	11.99%	4.0%

December 31, 2008:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.75%	8.0%
Surrey Bank & Trust	13.80%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.49%	4.0%
Surrey Bank & Trust	12.54%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	11.38%	4.0%
Surrey Bank & Trust	10.58%	4.0%

Asset Quality

The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The consolidated provision for loan losses charged to operations was $753,996 in the first six months of 2009 compared to $235,667 for the same period in 2008. The provision attributable to the Bank increased from $236,760 in 2008 to $678,896 in 2009. This increase is primarily attributable to increases in reserves on impaired loans. The increased reserves on impaired loans primarily resulted from the deterioration of the debtors’ collateral bases on specific loans during the first quarter of 2009. These collateral bases include inventory and accounts receivable, among other operating assets. The provision attributable to Freedom Finance, LLC increased from a recoupment of reserves of $1,093 in 2008 to an expense of $75,100 for the six months ended June 30, 2009. The increase in the Freedom Finance, LLC provision was due to increased defaults in 2009 due to a slumping economy. Net charge offs in the finance company increased from $42,485 in 2008 to $114,713 during the six months ended June 30, 2009.

The reserve for loan losses on June 30, 2009, was $3,939,916 or 2.27% of period end loans. This percentage is derived from total loans. Approximately $35,164,000 of the total loans outstanding at June 30, 2009, are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 2.65% of outstanding loans.

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

At June 30, 2009, the Bank had loans totaling approximately $692,070 in nonaccrual status. Loans that were considered impaired but were still accruing interest at June 30, 2009, totaled $3,427,351. Specific reserves on non-accrual and impaired loans totaled $1,408,031 at quarter end, or 34.2% of the balances outstanding.

Interest Rate Sensitivity and Liquidity

One of the principal duties of the Bank’s Asset/Liability Committee is management of interest rate risk. The Bank utilitizes quarterly asset/liability reports prepared by a regional correspondent bank to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing.

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

At June 30, 2009, the liquidity position of the Company was good, with short-term liquid assets of $19,582,231. Proceeds from the issuance of Series B and C preferred stock to the United States Treasury primarily accounted for the net increase in liquidity from December 31, 2008 totals. To provide supplemental liquidity, the Bank has four unsecured lines of credit with correspondent banks totaling $8,000,000. At June 30, 2009, there were no advances against these lines. During the second quarter of 2009, one of the correspondent banks providing unsecured lines to the Bank was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) was named Receiver. The remaining bank was chartered as a new national bank by the OCC and controlled by the FDIC in accordance with section 11(n) of the Federal Deposit Insurance Act. This will allow the failed bank to be liquidated in an orderly fashion. The unsecured line provided by this correspondent was $7,000,000. The line is no longer available reducing the credit availability from $15,000,000 to the aforementioned $8,000,000. The Bank is in contact with other correspondent banks in an effort to replace or at least partially replace the amount of this line. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $16,337,000 of which $10,450,000 of advances had been taken down at June 30, 2009. The availability of this line was reduced during the second quarter as the FHLB increased its discount rates on available collateral. A revolving line of credit for Freedom Finance, LLC, in the amount of $1,000,000, with another commercial bank expired on June 30, 2009. The line was not renewed due to the strong cash position of Freedom Finance resulting from life insurance proceeds.

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

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

During the quarter ended June 30, 2009, the Board of Directors of the Company approved addendums to its Code of Ethics Policy and its Compensation Committee Charter. The addendums reflect the Company’s adoption of the Executive Compensation and Corporate Governance provisions and the Limitation on Luxury Expenditures provisions of the American Recovery and Reinvestment Act of 2009. The addendums provide for the recovery or “clawback” regarding any and all payments made to Senior Executive Officers based on inaccurate financial information and set standards regarding the expenditure of company funds.

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

Surrey Bancorp

Date: August 13, 2009	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)