Form 10-Q
period 2009-09-30
SURREY BANCORP
filed 2009-11-13
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009

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

(336) 783-3900

(Registrant’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On November 9, 2009 there were 3,196,581 common shares issued and outstanding

Consolidated Balance Sheets

September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	September 2009	December 2008

Assets
Cash and due from banks	$1,896,876	$1,293,770
Interest-bearing deposits with banks	21,133,325	16,503,318
Federal funds sold	313,000	200,000
Investment securities available for sale	1,619,342	2,160,782
Restricted equity securities	1,047,464	1,047,464
Loans, net of allowance for loan losses of $4,101,870 in 2009 and $3,365,370 in 2008	175,727,802	172,080,251
Property and equipment, net	4,931,148	5,044,526
Foreclosed assets	81,342	50,414
Accrued income	909,035	1,008,498
Goodwill	120,000	120,000
Bank owned life insurance	3,144,943	3,062,150
Other assets	2,258,503	1,606,842

Total assets	$213,182,780	$204,178,015

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$26,683,980	$24,161,085
Interest-bearing	142,395,209	139,586,027

Total deposits	169,079,189	163,747,112

Federal funds purchased and securities sold under agreements to repurchase	—	2,144,186
Short-term debt	4,750,000	1,740,000
Long-term debt	9,200,000	10,700,000
Dividends payable	43,998	29,987
Accrued interest payable	331,999	500,694
Other liabilities	1,547,448	933,033

Total liabilities	184,952,634	179,795,012

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual; with a liquidation value of $14 per share;	2,620,325	2,620,325
2,000 shares of Series B, issued and outstanding with no par value, fixed rate (5%) cumulative perpetual, with a liquidation value of $1,000 per share, net of accreted discount;	1,894,377	—
100 shares of Series C, issued and outstanding with no par value, fixed rate (9%) cumulative perpetual, with a liquidation value of $1,000 per share, net of amortized premium	103,973	—
Common stock, 5,000,000 shares authorized at no par value; 3,196,581 shares issued in 2009 and 3,167,568 shares issued in 2008	9,395,004	9,270,253
Retained earnings	14,231,244	12,493,763
Accumulated other comprehensive loss	(14,777)	(1,338)

Total stockholders’ equity	28,230,146	24,383,003

Total liabilities and stockholders’ equity	$213,182,780	$204,178,015

Consolidated Statements of Income

Nine months ended September 30, 2009 and 2008 (Unaudited)

	2009	2008

Interest income
Loans and fees on loans	$7,988,196	$9,139,643
Federal funds sold	399	6,631
Investment securities, taxable	54,657	112,716
Deposits with banks	17,587	276,975

Total interest income	8,060,839	9,535,965

Interest expense
Deposits	2,188,643	3,823,840
Federal funds purchased and securities sold under agreements to repurchase	400	5,651
Short-term debt	19,799	—
Long-term debt	314,529	445,767

Total interest expense	2,523,371	4,275,258

Net interest income	5,537,468	5,260,707

Provision for loan losses	1,014,997	397,458

Net interest income after provision for loan losses	4,522,471	4,863,249

Noninterest income
Service charges on deposit accounts	851,639	852,439
Fees and yield spread premiums on loans delivered to correspondents	116,960	95,854
Other service charges and fees	285,484	278,162
Other operating income	483,573	515,916
Life insurance proceeds	1,000,000	—

Total noninterest income	2,737,656	1,742,371

Noninterest expense
Salaries and employee benefits	2,502,541	2,380,178
Occupancy expense	323,719	297,004
Equipment expense	210,399	235,532
Data processing	283,534	274,476
Foreclosed assets, net	59,667	49,741
Other expense	1,527,914	1,421,626

Total noninterest expense	4,907,774	4,658,557

Net income before income taxes	2,352,353	1,947,063

Income tax expense	422,983	651,194

Net income	1,929,370	1,295,869

Preferred stock dividends and accretion of discount	(191,889)	(89,308)

Net income available to common stockholders	$1,737,481	$1,206,561

Basic earnings per common share	$0.54	$0.38

Diluted earnings per common share	$0.51	$0.36

Basic weighted average common shares outstanding	3,191,040	3,165,730

Diluted weighted average common shares outstanding	3,592,752	3,588,338

Consolidated Statements of Income

Three months ended September 30, 2009 and 2008 (Unaudited)

	2009	2008

Interest income
Loans and fees on loans	$2,733,829	$2,998,951
Federal funds sold	128	1,616
Investment securities, taxable	16,988	32,871
Deposits with banks	5,225	65,375

Total interest income	2,756,170	3,098,813

Interest expense
Deposits	658,619	1,158,586
Federal funds purchased and securities sold under agreements to repurchase	—	1,542
Short-term debt	6,200	—
Long-term debt	100,832	141,862

Total interest expense	765,651	1,301,990

Net interest income	1,990,519	1,796,823

Provision for loan losses	261,001	161,791

Net interest income after provision for loan losses	1,729,518	1,635,032

Noninterest income
Service charges on deposit accounts	311,605	297,815
Fees and yield spread premiums on loans delivered to correspondents	28,090	24,977
Other service charges and fees	98,657	92,774
Other operating income	152,731	176,924

Total noninterest income	591,083	592,490

Noninterest expense
Salaries and employee benefits	791,648	802,972
Occupancy expense	101,399	103,464
Equipment expense	67,204	79,225
Data processing	93,484	88,959
Foreclosed assets, net	14,758	5,845
Other expense	459,512	456,291

Total noninterest expense	1,528,005	1,536,756

Net income before income taxes	792,596	690,766

Income tax expense	265,045	234,040

Net income	527,551	456,726

Preferred stock dividends and accretion of discount	(64,898)	(29,986)

Net income available to common stockholders	$462,653	$426,740

Basic earnings per common share	$0.14	$0.13

Diluted earnings per common share	$0.14	$0.13

Basic weighted average common shares outstanding	3,196,581	3,166,174

Diluted weighted average common shares outstanding	3,602,199	3,585,666

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 (Unaudited)

	2009	2008

Cash flows from operating activities
Net income	$1,929,370	$1,295,869
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	207,736	224,651
Gain on the sale of fixed assets	(320)	(2,843)
Loss on the sale of foreclosed assets	30,041	21,615
Stock-based compensation, net of tax benefit	22,526	25,637
Provision for loan losses	1,014,997	397,458
Deferred income taxes	(70,020)	(54,930)
Accretion of discount on securities, net of amortization of premiums	7,843	(8,518)
Increase in cash surrender value of life insurance	(82,793)	(80,381)
Changes in assets and liabilities:
Accrued income	99,463	280,042
Other assets	(573,210)	(857,344)
Accrued interest payable	(168,695)	(70,619)
Other liabilities	614,415	669,681

Net cash provided by operating activities	3,031,353	1,840,318

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(4,630,007)	9,631,242
Net (increase) decrease in federal funds sold	(113,000)	100,000
Purchases of investment securities	(1,499,663)	(4,558,261)
Sales and maturities of investment securities	2,011,390	5,012,337
Purchases of restricted equity securities	—	(42,200)
Net (increase) decrease in loans	(4,896,453)	(4,991,969)
Proceeds from the sale of fixed assets	320	3,215
Proceeds from the sale of foreclosed assets	172,936	194,208
Purchases of property and equipment	(94,358)	(444,810)

Net cash (used in) provided by investing activities	(9,048,835)	4,903,762

Cash flows from financing activities
Net increase (decrease) in deposits	5,332,077	(5,142,287)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(2,144,186)	343,678
Net increase in short-term debt	3,010,000	—
Net decrease in long-term debt	(1,500,000)	(1,981,117)
Dividends paid	(154,543)	(563,805)
Common stock options exercised	82,322	13,912
Proceeds from the issuance of preferred stock, net	1,975,015	—
Tax benefit related to exercise of non-incentive stock options	19,903	—

Net cash (used in) provided by financing activities	6,620,588	(7,329,619)

Net increase (decrease) in cash and cash equivalents	603,106	(585,539)

Cash and cash equivalents, beginning	1,293,770	2,220,733

Cash and cash equivalents, ending	$1,896,876	$1,635,194

Supplemental disclosures of cash flow information
Interest paid	$2,692,066	$4,345,877

Taxes paid	$625,655	$877,229

Loans transferred to foreclosed properties	$233,905	$167,399

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2009 and 2008 (Unaudited)

	Convertible Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2008, as previously reported	189,356	$2,620,325	—	$—	—	$—	3,162,764	$9,217,939	$11,141,839	$3,088	$22,983,191
Cumulative effect of initial adoption of EITF 06-4									(43,346)		(43,346)
Balance, January 1, 2008									11,098,493		22,939,845
Comprehensive income
Net income	—	—	—	—	—	—	—	—	1,295,869	—	1,295,869
Net change in unrealized gain on investment securities available for sale, net of income tax benefit of $13,157	—	—	—	—	—	—	—	—	—	(20,973)	(20,973)
Total comprehensive income											1,274,896

Common stock options exercised	—	—	—	—	—	—	3,410	13,912	—	—	13,912
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	25,637	—	—	25,637
Dividends declared on convertible preferred stock ($.47 per share)	—	—	—	—	—	—	—	—	(89,308)	—	(89,308)

Balance, September 30, 2008	189,356	$2,620,325	$—	$—	$—	$—	$3,166,174	$9,257,488	$12,305,054	$(17,885)	$24,164,982

Balance, January 1, 2009	189,356	$2,620,325	$—	$—	$—	$—	$3,167,568	$9,270,253	$12,493,763	$(1,338)	$24,383,003

Comprehensive income
Net income	—	—	—	—	—	—	—	—	1,929,370	—	1,929,370
Net change in unrealized gain on investment securities available for sale, net of income tax benefit of $8,431	—	—	—	—	—	—	—	—	—	(13,439)	(13,439)

Total comprehensive income											1,915,931

Common stock options exercised	—	—	—	—	—	—	29,013	82,322	—	—	82,322
Tax benefit related to exercise of non-qualified stock options	—	—	—	—	—	—	—	19,903	—	—	19,903
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	22,526	—	—	22,526
Issue Series B preferred stock to the U.S. Treasury, net of issuance costs	—	—	2,000	1,975,015	—	—	—	—	—	—	1,975,015
Issue Series C preferred stock to the U.S. Treasury	—	—	—	(106,000)	100	106,000	—	—	—	—	—
Dividends declared on convertible Series A preferred stock ($.47 per share)	—	—	—	—	—	—	—	—	(89,226)	—	(89,226)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	25,362	—	(2,027)	—	—	(102,663)	—	(79,328)

Balance, September 30, 2009	189,356	$2,620,325	2,000	$1,894,377	100	$103,973	3,196,581	$9,395,004	$14,231,244	$(14,777)	$28,230,146

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of September 30, 2009, the results of operations for the nine and three months ended September 30, 2009 and 2008, and its changes in stockholders’ equity and cash flows for the nine months ended September 30, 2009 and 2008. All adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2008, included in the Company’s Form 10-K. The balance sheet at December 31, 2008, has been taken from the audited financial statements at that date.

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

Surrey Investment Services, Inc., (“Subsidiary”) was organized and incorporated under the laws of the State of North Carolina on February 10, 1998. The subsidiary provides insurance services through SB&T Insurance and investment advice and brokerage services through U-VEST.

On July 31, 2000, Surrey Bank & Trust formed Freedom Finance, LLC, a subsidiary operation specializing in the purchase of sales finance contracts from local automobile dealers.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2009 and December 31, 2008, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds SBA and USDA guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2009 and December 31, 2008.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 follows:

	September 30,
	2009	2008

Balance at beginning of year	$3,365,370	$2,781,565
Add provision charged to expense	1,014,997	397,458
Less net charge-offs	(278,497)	(130,174)

	$4,101,870	$3,048,849

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial statements.

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

NOTE 1.	BASIS OF PRESENTATION, CONTINUED

Recent Accounting Pronouncements, continued

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued.

NOTE 2.	SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The carrying amounts of securities available for sale and their approximate fair values at September 30, 2009 and December 31, 2008 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2009
Government-sponsored enterprises	$1,004,388	$7,692	$—	$1,012,080
Mortgage-backed securities	89,001	1,761	—	90,762
Corporate bonds	550,000	—	33,500	516,500

	$1,643,389	$9,453	$33,500	$1,619,342

December 31, 2008
Government-sponsored enterprises	$1,512,503	$21,557	$—	$1,534,060
Mortgage-backed securities	100,457	197	887	99,767
Corporate bonds	550,000	—	23,045	526,955

	$2,162,960	$21,754	$23,932	$2,160,782

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at September 30, 2009, were as follows:

	Amortized Cost	Fair Value

Due in one year or less	$1,004,388	$1,012,080
Due after one year through five years	—	—
Due after five years through ten years	606,724	574,230
Due after ten years	32,277	33,032

	$1,643,389	$1,619,342

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to corporate bonds issued by other banks at September 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2009
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed securities	—	—	—	—	—	—
Corporate bonds	—	—	516,500	33,500	516,500	33,500

	$—	$—	$516,500	$33,500	$516,500	$33,500

December 31, 2008
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed securities	61,229	861	9,271	26	70,500	887
Corporate bonds	526,955	23,045	—	—	526,955	23,045

	$588,184	$23,906	$9,271	$26	$597,455	$23,932

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

The Company had no gross realized gains or losses for the nine and three month periods ended September 30, 2009 and 2008.

NOTE 3.	EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2009 and 2008 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

At September 30, 2009, the Company had commitments to extend credit, including unused lines of credit of approximately $36,591,000. Letters of credit totaling $2,023,331 were outstanding.

NOTE 5.	STOCK BASED COMPENSATION

The Company has two share-based compensation plans. The compensation cost that has been charged against income for those plans was approximately $34,130 and $38,844 for the nine-month periods ended September 30, 2009 and 2008, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $11,604 and $13,207 for the nine months ended September 30, 2009 and 2008, respectively.

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

Fair Value Hierarchy

Under the Fair Value Measurements and Disclosures Topic of FASB ASC, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
September 30, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$1,619	$—	$1,619	$—
Total assets at fair value	$1,619	$—	$1,619	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a recurring basis at September 30, 2009.

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

(in thousands)
September 30, 2009	Total	Level 1	Level 2	Level 3

Loans	$1,440	$—	$1,440	$—
Foreclosed assets	81	—	81	—
Total assets at fair value	$1,521	$—	$1,521	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a non-recurring basis at September 30, 2009.

Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$1,897	$1,897	$1,294	$1,294
Federal funds sold and interest-bearing deposits with banks	21,446	21,446	16,703	16,703
Securities, available for sale	1,619	1,619	2,161	2,161
Restricted equity securities	1,047	1,047	1,047	1,047
Loans, net of allowance for loan losses	175,728	175,501	172,080	181,549
Bank owned life insurance	3,145	3,145	3,062	3,062

Financial liabilities
Deposits	169,079	158,965	163,747	160,442
Federal funds purchased and securities sold under agreements to repurchase	—	—	2,144	2,146
Long-term and short-term debt	13,950	13,956	12,440	12,701
Commitments and contingencies	—	—	—	—

NOTE 7.	SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC. The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, 2009 and 2008 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals

September 30, 2009
Net interest income	$5,300,400	$237,068	$—	$5,537,468
Other income	1,736,801	1,000,855	—	2,737,656
Depreciation and amortization	206,546	1,190	—	207,736
Provision for loan losses	905,788	109,209	—	1,014,997
Net income	983,682	945,688	—	1,929,370
Assets	214,504,719	2,412,613	(3,734,552)	213,182,780

September 30, 2008
Net interest income	$4,914,302	$346,405	$—	$5,260,707
Other income	1,740,533	1,838	—	1,742,371
Depreciation and amortization	222,698	1,953	—	224,651
Provision for loan losses	384,367	13,091	—	397,458
Net income	1,241,067	54,802	—	1,295,869
Assets	205,155,167	2,023,354	(1,651,172)	205,527,349

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended September 30, 2009. The Company does allocate income taxes to the segments. Other income represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in any one geographical area.

NOTE 8.	STOCKHOLDERS’ EQUITY

On January 9, 2009, the Company issued and sold to the US Department of the Treasury 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share and a warrant to purchase 100.001 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share. The Warrant was immediately exercised. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series C Warrant Preferred Stock pays a cumulative dividend of 9%, per annum. Net proceeds from the issuance, after legal fees, amounted to $1,975,015. Net accretion of discounts over amortization of premiums on the Series B and C Preferred Stock amounted to $23,335 for the nine months ended September 30, 2009, bringing the total Series B and C Preferred Stock investment to $1,998,350. Dividends accrued on the Series B and C Preferred Stock at September 30, 2009 totaled $13,928, which is included in dividends payable with accrued dividends on the Series A Preferred Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for nine and three months ending September 30, 2009 and 2008. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended September 30, 2009, was $462,653 or $0.14 per diluted share outstanding compared to a $426,740 or $0.13 per diluted share outstanding for the same period in 2008. Earnings for the three months ended September 30, 2009, are approximately 8.4% higher than for the same period in 2008. The change results from an increase in net interest income. Net interest income increased 10.8% from $1,796,823 in the third quarter of 2008 to $1,990,519 in 2009. The continued downward repricing of deposits during the third quarter was largely responsible for the margin increase. The provision for loan losses increased from $161,791 in the third quarter of 2008 to $261,001 in the third quarter of 2009. The increase in the loan loss provision results from continued weakness in the economy which necessitated an increase in reserves associated with impaired loans. Noninterest income decreased 0.3% in 2009 primarily due to decreases in revenues from the Company’s brokerage service subsidiary, Surrey Investment Services, Inc. Noninterest expenses decreased 0.6% from $1,536,756 in the third quarter of 2008, to $1,528,005 in 2009. Most of the decrease is associated with salaries and employee benefits and equipment expenses. Salaries and employee benefits decreased from $802,972 in the third quarter of 2008 to $791,648 in 2009. This decrease was primarily due to changes in estimated loan origination cost deferred in accordance with the Receivable Topic of the FASB ASC. Revisions to the estimated origination cost of loans are made annually during the second quarter and are implemented by the beginning of the third quarter. Loans increased approximately $6,000,000 in the third quarter which also contributed to the increased deferred cost. Equipment expenses decreased from $79,225 in the third quarter of 2008 to $67,204 in 2009. Reduced repairs, maintenance and depreciation lead to this decrease. Other noninterest expense increased 0.7% from $456,145 in the third quarter of 2008 to $459,512 in 2009. This increase generally results from increased FDIC insurance premiums which increased $23,712 from the third quarter of 2008 to third quarter of 2009. However, this increase was offset by reductions in legal fees, postage cost and office supplies.

Net income available for common stockholders for the nine months ended September 30, 2009, was $1,737,481 or $0.51 per diluted share outstanding compared to $1,206,561 or $0.36 per diluted share outstanding for the same period in 2008. This represents a 44.0% increase in earnings. This increase is attributable to earnings from Freedom Finance, LLC, the Bank’s sales finance subsidiary, which recorded tax-exempt life insurance proceeds of

$1,000,000 in the first quarter of 2009. The proceeds were on the life of a former partner of the subsidiary. Excluding the life insurance proceeds, noninterest income remained relatively unchanged, decreasing $4,715 to $1,737,656 during the nine month period ended September 30, 2009. Net interest income increased 5.3% from $5,260,707 in the first nine months of 2008 to $5,537,468 in 2009. This increase is due to the continued downward repricing of deposits during 2009. The provision for loan losses increased from $397,458 for the nine-month period ending September 30, 2008 to $1,014,997 in 2009. The significant increase in the reserve was due to the weakening economy and its effects on credit quality and collateral values. This necessitated an increase in reserves associated with impaired loans. Reserves on impaired loans increased from approximately $756,000 at December 31, 2008 to $1,538,000 at September 30, 2009. Other expenses constituted the highest percentage increase in noninterest expense from 2008 to 2009 primarily due to the accrual and payment of the FDIC’s special assessment in the second quarter of 2009. This assessment alone amounted to approximately $90,000. The tax-exempt life insurance proceeds reduced the effective income tax rate from 33.44% for the nine months ended September 30, 2008, to 17.98% for the nine month period ended September 30, 2009.

On September 30, 2009, Surrey Bancorp’s assets totaled $213,182,780 compared to $204,178,015 on December 31, 2008. Net loans were $175,727,802 compared to $172,080,251 on December 31, 2008. This increase was attributable to increases in commercial loans. Commercial loans increased approximately 14.23% from the 2008 year-end totals. This increase has been partially offset by decreases in real estate loans which decreased 3.10% from year-end totals.

Total deposits on September 30, 2009, were $169,079,189 compared to $163,747,112 at the end of 2008. This increase is primarily attributable to increases in demand deposits, savings deposits, which include money market accounts, and certificates of deposit. Demand deposits increased 4.21% from 2008 totals, while savings deposits increased 10.64%. Certificates of deposit increased 1.29% from December 31, 2008 totals.

Common stockholders’ equity increased by $1,848,793 or 8.50% during the nine months ended September 30, 2009. The increase is comprised of net income of $1,929,370, proceeds from exercised stock options of $82,322, tax benefits from the exercise of Non-Qualified Stock Options of $19,903 and other stock based compensation of $22,526. Decreases included the payment and accrual of preferred dividends and adjustments to Accumulated Other Comprehensive Income of $168,554 and $13,439, respectively. The net increase resulted in a common stock book value of $7.39 per share, up from $6.87 on December 31, 2008.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity increased $1,998,350 during the period ended September 30, 2009, as detailed in Note 8 to the financial statements. Combined preferred and common stockholders’ equity increased $3,847,143, or 15.8% for the nine months ended September 30, 2009.

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

Investments in available for sale securities of $1,619,342 consisted of U.S. Governmental Agency obligations with maturities ranging from five to six months, corporate bonds with maturities of eight and three-quarter years to nine years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on September 30, 2009, were $175,727,802 compared to $172,080,251 on December 31, 2008. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 69.1% of the Bank’s loans as of September 30, 2009, are fixed rate loans with 30.9% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2009, were $169,079,189, compared to $163,747,112 on December 31, 2008. The September total comes from a base of approximately 12,185 accounts compared to 12,048 accounts at December 31, 2008. Interest-bearing accounts represented 84.2% of September 30, 2009 period end deposits versus 85.2% at December 31, 2008.

Federal Funds Purchased

The Company had no federal funds purchased at September 30, 2009, compared to $2,000,000 outstanding at December 31, 2008. Federal funds purchased were decreased due to improved liquidity resulting from the increase in deposits.

Stockholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities. The capital ratios increased significantly from December 31, 2008 to September 30, 2009. In addition to the Company’s earnings, capital increased due to the issuance of preferred stock to the US Department of Treasury under the Treasury’s Capital Purchase Plan as detailed in Note 8 to the financial statements. The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
September 30, 2009:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.22%	8.0%
Surrey Bank & Trust	16.31%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	15.95%	4.0%
Surrey Bank & Trust	15.04%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.78%	4.0%
Surrey Bank & Trust	12.05%	4.0%

December 31, 2008:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	14.75%	8.0%
Surrey Bank & Trust	13.80%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	13.49%	4.0%
Surrey Bank & Trust	12.54%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	11.38%	4.0%
Surrey Bank & Trust	10.58%	4.0%

Asset Quality

The Company actively monitors delinquencies, nonperforming assets and potential problem loans. Unsecured loans that are past due more than 90 days are placed into nonaccrual status. Secured loans reach nonaccrual status when they surpass 120 days past due. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status.

Management reviews all criticized loans on a periodic basis for possible charge offs. Any unsecured loans that are 90+ days past due must be charged off in full. If secured, a reserve equal to the potential loss will be established. Any charge off must be reported to the Board of Directors within 30 days. On a monthly basis, recovery actions will be provided to Board of Directors of recovery actions.

The chart below shows the amount of non-performing assets.

Non-Performing Assets to Total Assets:

	September 30, 2009	December 31, 2008
Nonaccrual Loans	$778,684	$544,061
Foreclosed assets	81,342	50,414

Total	$860,026	$594,475

Total Assets	$213,182,780	$204,178,015

Ratio	0.40%	0.29%

At September 30, 2009, the Bank had loans totaling $778,684 in nonaccrual status. Foreclosed assets at September 30, 2009 primarily include undeveloped land. Loans that were considered impaired but were still accruing interest at September 30, 2009, totaled $3,866,357. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due to the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $1,538,008 at quarter end, or 33.1% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	September 30, 2009	December 31, 2008
1-4 family residential	$258,108.48	$184,718.77
Nonfarm, non-residential	265,551.34	194,567.60
Commercial and industrial	4,066,725.18	1,991,078.02
Consumer	54,423.61	62,607.63
Other loans	232.68	412.46

Total impaired and nonaccrual	$4,645,041.29	$2,433,384.48

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	September 30, 2009		December 31, 2008
Construction and development	$10,932,132	6.08%	$10,137,793	5.78%
1-4 family residential	46,412,365	25.81%	46,617,856	26.57%
Multi-family	2,067,305	1.15%	2,167,181	1.24%
Farmland	2,488,690	1.38%	2,580,133	1.47%
Nonfarm, non-residential	46,108,355	25.64%	49,928,116	28.46%

Total real estate	108,008,847	60.06%	111,431,079	63.52%

Agricultural	21,987	0.01%	9,958	0.01%
Commercial and industrial	64,429,696	35.84%	56,397,412	32.13%
Consumer	7,183,286	3.99%	7,527,441	4.29%
Other loans	185,856	0.10%	79,731	0.05%

Total loans	$179,829,672	100.00%	$175,445,621	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s size the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $38,383,000 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $28,601,000, much of which are classified as commercial and industrial loans.

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $4,702,080 at September 30, 2009. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $5,750,900 at September 30, 2009.

The consolidated provision for loan losses charged to operations was $1,014,997 in the first nine months of 2009 compared to $397,458 for the same period in 2008. The provision attributable to the Bank increased from $384,367 in 2008 to $905,788 in 2009. This increase is primarily attributable to increases in reserves on impaired loans. The increased reserves on impaired loans primarily resulted from the deterioration of the debtors’ collateral bases on specific loans during the first nine months of 2009. These collateral bases include inventory and accounts receivable, among other operating assets. The provision attributable to Freedom Finance, LLC increased from $13,091 in 2008 to $109,209 for the nine months ended September 30, 2009. The increase in the Freedom Finance, LLC provision was due to increased defaults in 2009 due to a slumping economy. Net charge offs in the finance company increased from $130,174 in 2008 to $168,249 during the nine months ended September 30, 2009. The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The reserve for loan losses on September 30, 2009, was $4,101,870 or 2.28% of period end loans. This percentage is derived from total loans. Approximately $38,383,000 of the total loans outstanding at September 30, 2009, are government guaranteed loans which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 2.70% of outstanding loans.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past three years applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at September 30, 2009 and December 31, 2008

	September 30, 2009		December 31, 2008
	30-89 days	90 days plus	30-89 days	90 days plus
Construction and development	$100,100	$66,882	$0	$0
1-4 family residential	612,405	0	481,620	0
Nonfarm, non-residential	67,005	0	356,400	0
Commercial and industrial	469,102	37,075	1,585,888	0
Consumer	91,080	0	309,136	36,725
Other loans	546	0	959	0

	$1,340,238	$103,957	$2,734,003	$36,725

Percentage of total loans	0.75%	0.06%	1.56%	0.02%

Past due loans are reviewed weekly and the situation assessed to determine potential problems arising in the loan portfolio. Proactive management of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues decreased from December 31, 2008 to September 30, 2009. Approximately $1,584,000 of the past due commercial loans and the all of the past due nonfarm non-residential loans at December 31, 2008 were attributable to one customer. The customer was not past due at September 30, 2009. Excluding this one customer past dues increased approximately 74 percent from the end of 2008 to September 30, 2009. However, the past due percentage at September 30, 2009 is well within industry averages.

Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition. Management believes that its provision and reserve offer an adequate allowance for loan losses and provide an appropriate reserve for the loan portfolio.

The Bank lends primarily in Surry County, North Carolina and Patrick Country, Virginia and surrounding counties.

Interest Rate Sensitivity and Liquidity

One of the principal duties of the Bank’s Asset/Liability Committee is management of interest rate risk. The Bank utilizes quarterly asset/liability reports prepared by a regional correspondent bank to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing.

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

At September 30, 2009, the liquidity position of the Company was good, with short-term liquid assets of $23,343,201. Deposit increases and proceeds from the issuance of Series B and C preferred stock to the United States Treasury primarily accounted for the net increase in liquidity from December 31, 2008 totals. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $19,000,000. At September 30, 2009, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $15,913,000 of which $13,950,000 of advances had been taken down at September 30, 2009.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a “Smaller Reporting Company”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Item 6.	Exhibits

3.1	Surrey Bancorp Articles of Incorporation, as amended filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act

32.1	Certification of PEO/PFO Pursuant to Section 906 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: November 13, 2009	/S/ EDWARD C. ASHBY, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	/S/ MARK H. TOWE
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)