Form 10-K
period 2009-12-31
SURREY BANCORP
filed 2010-03-26
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

COMMON STOCK, NO PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☐

Indicate by checkmark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was $17.5 million.

3,206,495 shares of the Registrant’s common stock were issued and outstanding as of March 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2009, is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15. The registrant’s Proxy Statement dated March 31, 2010, is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $4,600,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: residential real estate, real estate leasing and development, motion picture and sound recording industries, trucking, metal building fabrication and assembly, highway and bridge construction, furniture manufacturing and building contractors. Total loans and loan commitments to these industry groups at December 31, 2009 and 2008 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2009	2008
Real Estate	$15,346,000	$16,446,000
Motion Picture and Sound Recording Industries	9,661,000	3,806,000
Truck Transportation	9,032,000	6,253,000

Fabricated Metal Products Manufacturing	8,876,000	9,118,000
Heavy and Civil Engineering Construction	8,034,000	8,346,000
Construction of Buildings	6,947,000	6,562,000
Amusement, Gambling, and Recreation Industries	6,378,000	—
Wood Product Manufacturing	5,113,000	5,027,000
Motor Vehicle and Parts Dealers	4,926,000	3,800,000
Food Service and Drinking Places	4,822,000	4,427,000
Educational Services	4,760,000	4,908,000
Repair and Maintenance Industries	4,372,000	5,181,000
Nonmetallic Mineral Product Manufacturing	3,922,000	3,372,000
Religious, Civic and Similar Organizations	3,412,000	2,804,000
Crop Production	2,917,000	2,903,000
Specialty Trade Contractors	2,663,000	2,779,000
Nursing and Residential Care Facilities	2,550,000	—
Furniture and Related Product Manufacturing	2,512,000	2,705,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2009.

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

As a North Carolina bank, Surrey Bank & Trust is subject to regulation, supervision and regular examination by the Commissioner and the FDIC. The Commissioner and the FDIC have the power to enforce compliance with applicable banking statutes and regulations.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2009, no reserves were required to be maintained on the first $10.3 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $10.3 million and $44.4 million, and additional reserves were required to be maintained on aggregate balances in excess of $44.4 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2010, no reserves will be required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $10.7 million and $55.2 million, and additional reserves are required on aggregate balances in excess of $55.2 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank bearing nominal interest, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income. As of December 31, 2009, the Bank met its reserve requirements.

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

Deposit Insurance Assessments. Effective through December 31, 2013, the Bank’s deposits are insured up to $250,000 per insured non-IRA and IRA account by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. On January 1, 2014, the standard coverage limit will return to $100,000 for all deposit categories except IRAs and certain retirement accounts, which will continue to be insured up to $250,000 per owner. Unlimited deposit insurance coverage is available through June 30, 2010, for non-interest bearing transaction accounts at institutions participating in the FDIC’s Temporary Liquidity Guarantee Program. The bank is required to pay deposit insurance assessments set by the FDIC. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. During 2009, the Bank’s assessment was determined by a formula that ranged from 0.12% to 0.16% at the lowest assessment category up to a maximum assessment of 0.45% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and for 2010, the formula will range from 0.12% to 0.24% at the lowest assessment category up to a maximum assessment of 0.775% on a bank’s average deposit base. In an effort to encourage banks to limit the FDIC’s exposure, the 2010 insurance assessment rate formula will also:

•	Reduce the assessment rate paid by a bank by up to 0.05% based on the amount of unsecured debt held by the institution;

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

Changes in Management. Any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During this 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of such director or employment of such officer. The Bank is not subject to any such requirements.

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

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of 6% or more and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a core capital ratio of 4% or more and a leverage ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3% or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a core capital ratio of less than 4% or a leverage ratio of less than 3%. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6%, a core capital ratio of less than 3% and a leverage ratio of less than 3%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to 2%. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines.

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

Treasury Regulations. In June 2009, the United States Treasury Department adopted new rules to implement the requirements of the American Recovery and Reinvestment Act of 2009 which add a number of obligations to institutions that hold investments under the Capital Purchase Program, such as the Company, that are in addition to those agreed to by the Company at the time of the Treasury investment. Among other things, these rules: require that the Compensation Committee of the Board meet at least every six months and undertake various reviews of the risks presented to the Company by its compensation practices; increase the number of employees subject to clawback of incentive compensation in the event of inaccurate financial statements by the Company; prohibit the Company from paying any severance compensation to certain executives even where the Company has a contractual obligation to make those payments; limits the amount of incentive compensation payments to certain executives and only permits those payments in the form of restricted stock or units; requires the Company to permit a non-binding shareholder vote on the Company’s executive compensation; requires the Company to adopt an excessive or luxury expenditures policy; prohibits the Company from paying any tax gross-ups on compensation for certain executives; and requires the Company to identify a number of its most highly compensated employees.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had nine (9) officers, fifty-eight (58) full-time employees (including the officers), and thirteen (13) part-time employees as of December 31, 2009.

ITEM 1A.	RISK FACTORS

Not Applicable as a “Smaller Reporting Company.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

The Company has a modular training facility located at 143 North Renfro Street, Mount Airy, North Carolina. The modular unit with approximately 1,600 square feet of floor space was moved from Stuart Virginia in early 2009. The unit previously served as the temporary branch office in Stuart.

The Bank owns a one-story brick building at 165 North Renfro Street that serves as the offices for its sales finance subsidiary, Freedom Finance, LLC. The building has approximately 1,600 square feet of floor space.

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

The Bank has a branch location in Stuart, Virginia located at 940 Woodland Drive. The branch is a one-story brick building with approximately 2,800 square feet of floor space. The building has drive up facilities.

The Bank has a branch location in Pilot Mountain, North Carolina at 653 South Key Street. The branch is a one-story brick building with approximately 2,800 square feet of floor space. The building has drive up facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2009 – Price Per Share		2008 – Price Per Share
	High	Low	High	Low

First Quarter	$10.05	$4.85	$11.90	$9.50
Second Quarter	$9.45	$7.25	$11.40	$9.70
Third Quarter	$9.48	$7.80	$10.00	$8.40
Fourth Quarter	$8.50	$7.60	$10.05	$7.35

The last sales price of the common stock on March 12, 2010 was $7.05. The approximate number of holders of the Company’s 3,198,105 shares of Common Stock as of December 31, 2009 is 1,600. There are 189,356 shares of the Company’s Series A Preferred Stock issued and outstanding as of December 31, 2009. The preferred stock is non-cumulative and each share is convertible into 2.0868 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003.

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

Each holder of Common Stock is entitled to dividends paid by the Company when and if declared by the Board of Directors from funds legally available. The determination and declaration of dividends is within the discretion of the Board of Directors subject to legal conditions. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the ability to pay cash dividends depends upon the cash dividends received from the subsidiary bank (Surrey Bank & Trust). The Company’s only source of income is dividends paid by the Bank and interest income from excess funds invested in time deposits with the Bank. The Company must pay all of our operating expenses from funds that are received from the Bank. North Carolina banking requires that dividends from a bank be paid out of the Bank’s retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available from the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a condition of the sale of its preferred stock to Treasury, the Company must obtain Treasury’s consent to pay a cash dividend on its common stock. Subject to these restrictions, the Board of Directors will consider the payment of dividends when it is deemed prudent to do so.

No cash dividends on the common stock of the Company were declared in 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2009 attached as Exhibit 15 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2009 attached as Exhibit 15 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a “Smaller Reporting Company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2009 attached as Exhibit 15 to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2009, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2009, Surrey Bancorp’s internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2010.

The following table sets forth equity compensation plan information at December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	81,055	$8.86	—

Equity compensation plans not approved by security holders	NA	NA	NA

Total	81,055	$8.86	—

A description of the Company’s equity compensation plans is presented in Note 14 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2010.

PART IV

ITEM 15.	EXHIBITS

The following documents are filed as part of the report:

		2009 Annual Report To Stockholders Pages*
1.	Consolidated Financial Statements

	Consolidated Balance Sheets December 31, 2009 and 2008	3

	Consolidated Statements of Income Years ended December 31, 2009, 2008 and 2007	4

	Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2009, 2008 and 2007	5

	Consolidated Statements of Cash Flows Years ended December 31, 2009, 2008 and 2007	7

	Notes to Consolidated Financial Statements	9 – 37

	Report of Registered Public Accounting Firm	38

* Incorporated by reference from the indicated pages of the 2009 Annual Report to Stockholders

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

SURREY BANCORP

3/26/10	s/ Edward C. Ashby, III
Date	Edward C. Ashby, III President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

s/ Edward C. Ashby, III	Director, President and Chief Executive Officer	3/26/10
Edward C. Ashby, III	(Principal Executive Officer)

s/ Mark H. Towe	Sr. Vice President and Chief Financial Officer	3/26/10
Mark H. Towe	(Principal Financial Officer)

s/ Hylton Wright	Chairman of the Board	3/26/10
Hylton Wright

s/ William A. Johnson	Director	3/26/10
William A. Johnson

s/ Elizabeth Johnson Lovill	Director	3/26/10
Elizabeth Johnson Lovill

s/ Robert H. Moody	Director	3/26/10
Robert H. Moody

s/ Tom G. Webb	Director	3/26/10
Tom G. Webb

s/ Gene Rees	Director	3/26/10
Gene Rees

s/ Buddy Williams	Director	3/26/10
Buddy Williams

INDEX TO EXHIBITS

Exhibit	Description

3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s form 10Q dated November 13, 2009

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.3	Executive Salary Continuation Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 2nd Quarter Form 10Q

10.4	Executive Salary Continuation Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2005 2nd Quarter Form 10Q

10.5	Executive Salary Continuation Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.2 to the Registrant’s 2005 2nd Quarter Form 10Q

10.6	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.7	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.8	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.9	Amendment No. One to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2007 Form 10-K

10.10	Amendment No. One to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.4 to the Registrant’s 2007 Form 10-K

10.11	Amendment No. One to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.6 to the Registrant’s 2007 Form 10-K

10.12	Amendment No. Two to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.12 to the Registrant’s 2008 Form 10-K

10.13	Amendment No. Two to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.13 to the Registrant’s 2008 Form 10-K

10.14	Amendment No. Two to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.14 to the Registrant’s 2008 Form 10-K

15.1	2009 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-K)

21	Subsidiaries of the Registrant

23	Consent of Elliott Davis, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

99.1	TARP Certification by Chief Executive Officer

99.2	TARP Certification by Chief Financial Officer