Form 10-Q
period 2010-03-31
SURREY BANCORP
filed 2010-05-13
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010

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

On May 7, 2010 there were 3,206,495 common shares issued and outstanding.

Consolidated Balance Sheets

March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 2010	December 2009
Assets
Cash and due from banks	$1,755,684	$1,923,621
Interest-bearing deposits with banks	24,656,449	19,067,374
Federal funds sold	512,947	412,947
Investment securities available for sale	2,000,962	2,011,925
Restricted equity securities	1,047,479	1,047,514
Loans, net of allowance for loan losses of $5,437,608 at March 31, 2010 and $4,669,905 at December 31, 2009	176,870,907	180,442,154
Property and equipment, net	4,842,782	4,881,770
Foreclosed assets	220,912	53,336
Accrued income	1,039,862	1,032,989
Goodwill	120,000	120,000
Bank owned life insurance	3,200,278	3,173,307
Other assets	2,866,852	2,782,845

Total assets	$219,135,114	$216,949,782

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$27,501,373	$24,709,970
Interest-bearing	148,519,498	149,264,588

Total deposits	176,020,871	173,974,558

Short-term debt	2,631,300	3,750,000
Long-term debt	10,200,000	9,200,000
Dividends payable	42,737	44,603
Accrued interest payable	313,284	291,111
Other liabilities	1,289,665	1,264,158

Total liabilities	190,497,857	188,524,430

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
2,000 shares of Series B, issued and outstanding with no par value, fixed rate (5%) cumulative perpetual, with a liquidation value of $1,000 per share, net of accreted discount;	1,911,608	1,903,283
100 shares of Series C, issued and outstanding with no par value, fixed rate (9%) cumulative perpetual, with a liquidation value of $1,000 per share, net of amortized premium	102,504	103,222
Common stock, 10,000,000 shares authorized at no par value; 3,206,495 and 3,198,105 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	9,448,137	9,406,429
Retained earnings	14,634,805	14,468,089
Accumulated other comprehensive loss	(80,122)	(75,996)

Total stockholders’ equity	28,637,257	28,425,352

Total liabilities and stockholders’ equity	$219,135,114	$216,949,782

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended March 31, 2010 and 2009 (Unaudited)

	2010	2009
Interest income
Loans and fees on loans	$2,765,188	$2,621,312
Federal funds sold	156	141
Investment securities, taxable	13,628	20,073
Deposits with banks	4,153	6,388

Total interest income	2,783,125	2,647,914

Interest expense
Deposits	526,275	808,092
Federal funds purchased and securities sold under agreements to repurchase	—	387
Short-term debt	3,761	7,694
Long-term debt	99,076	108,068

Total interest expense	629,112	924,241

Net interest income	2,154,013	1,723,673

Provision for loan losses	949,357	754,716

Net interest income after provision for loan losses	1,204,656	968,957

Noninterest income
Service charges on deposit accounts	262,175	286,717
Gain on sale of government guaranteed loans	212,059	—
Fees and yield spread premiums on loans delivered to correspondents	26,683	29,717
Other service charges and fees	99,135	89,747
Other operating income	204,708	168,586
Life insurance proceeds	—	1,000,000

Total noninterest income	804,760	1,574,767

Noninterest expense
Salaries and employee benefits	871,010	859,992
Occupancy expense	109,309	115,673
Equipment expense	64,036	64,753
Data processing	96,559	89,076
Foreclosed assets, net	4,192	17,929
FDIC insurance premiums	51,882	26,291
Other expense	459,752	455,567

Total noninterest expense	1,656,740	1,629,281

Net income before income taxes	352,676	914,443

Income tax expense (benefit)	122,900	(71,225)

Net income	229,776	985,668

Preferred stock dividends and accretion of discount	(63,060)	(61,633)

Net income available to common stockholders	$166,716	$924,035

Basic earnings per common share	$0.05	$0.29

Diluted earnings per common share	$0.05	$0.27

Basic weighted average common shares outstanding	3,206,029	3,179,773

Diluted weighted average common shares outstanding	3,604,712	3,574,921

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009 (Unaudited)

	2010	2009
Cash flows from operating activities
Net income	$229,776	$985,668
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	63,441	68,047
Loss on the sale of foreclosed assets	(237)	17,929
Stock-based compensation, net of tax benefit	7,258	7,508
Provision for loan losses	949,357	754,716
Deferred income taxes	(12,628)	(15,025)
Accretion of discount on securities, net of amortization of premiums	1,927	2,710
Increase in cash surrender value of life insurance	(26,971)	(26,615)
Changes in assets and liabilities:
Accrued income	(6,873)	183,558
Other assets	(68,791)	34,217
Accrued interest payable	22,173	(82,801)
Other liabilities	25,507	(36,895)

Net cash provided by operating activities	1,183,939	1,893,017

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(5,589,075)	4,116,471
Net (increase) decrease in federal funds sold	(100,000)	(100,000)
Purchases of investment securities	(1,500,000)	(999,780)
Sales and maturities of investment securities	1,502,322	502,575
Redemption of restricted equity securities	35	168,900
Purchases of restricted equity securities	—	(112,550)
Net (increase) decrease in loans	2,439,864	(2,156,992)
Proceeds from the sale of foreclosed assets	14,687	84,812
Purchases of property and equipment	(24,453)	(36,060)

Net cash (used in) provided by investing activities	(3,256,620)	1,467,376

Cash flows from financing activities
Net increase in deposits	2,046,313	1,732,576
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	—	(1,856,032)
Net (decrease) increase in short-term debt	(1,118,700)	1,010,000
Net increase (decrease) in long-term debt	1,000,000	(750,000)
Dividends paid	(57,319)	(40,866)
Common stock options exercised	34,450	82,322
Proceeds from the issuance of preferred stock, net	—	1,975,015
Tax benefit related to exercise of non-incentive stock options	—	19,903

Net cash provided by financing activities	1,904,744	2,172,898

Net increase (decrease) in cash and cash equivalents	(167,937)	5,533,291

Cash and cash equivalents, beginning	1,923,621	1,293,770

Cash and cash equivalents, ending	$1,755,684	$6,827,061

Supplemental disclosures of cash flow information
Interest paid	$606,939	$1,007,042

Taxes paid	$69,577	$—

Loans transferred to foreclosed properties	$182,026	$79,345

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Three months ended March 31, 2010 and 2009 (Unaudited)

									Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Convertible
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2009	189,356	$2,620,325	—	$—	—	$—	3,167,568	$9,270,253	$12,493,763	$(1,338)	$24,383,003

Comprehensive income
Net income	—	—	—	—	—	—	—	—	985,668	—	985,668
Net change in unrealized gain on investment securities available for sale, net of income tax of $6,704	—	—	—	—	—	—	—	—	—	(9,742)	(9,742)

Total comprehensive income											975,926

Common stock options exercised	—	—	—	—	—	—	29,013	82,322	—	—	82,322
Tax benefit related to exercise of non-qualified stock options	—	—	—	—	—	—	—	19,903	—	—	19,903
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	7,508	—	—	7,508
Issue Series B preferred stock to the U.S. Treasury, net of issuance costs	—	—	2,000	1,975,015	—	—	—	—	—	—	1,975,015
Issue Series C preferred stock to the U.S. Treasury	—	—	—	(106,000)	100	106,000	—	—	—	—	—
Dividends declared on convertible Series A preferred stock ($.47 per share)	—	—	—	—	—	—	—	—	(29,415)	—	(29,415)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	7,938	—	(548)	—	—	(32,217)	—	(24,827)

Balance, March 31, 2009	189,356	$2,620,325	2,000	$1,876,953	100	$105,452	3,196,581	$9,379,986	$13,417,799	$(11,080)	$27,389,435

Balance, January 1, 2010	189,356	$2,620,325	2,000	$1,903,283	100	$103,222	3,198,105	$9,406,429	$14,468,089	$(75,996)	$28,425,352

Comprehensive income
Net income	—	—	—	—	—	—	—	—	229,776	—	229,776
Net change in unrealized gain on investment securities available for sale, net of income tax of $2,588	—	—	—	—	—	—	—	—	—	(4,126)	(4,126)

Total comprehensive income											225,650

Common stock options exercised	—	—	—	—	—	—	8,390	34,450	—	—	34,450
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	7,258	—	—	7,258
Dividends declared on convertible Series A preferred stock ($.16 per share)	—	—	—	—	—	—	—	—	(29,415)	—	(29,415)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	8,325	—	(718)	—	—	(33,645)	—	(26,038)

Balance, March 31, 2010	189,356	$2,620,325	2,000	$1,911,608	100	$102,504	3,206,495	$9,448,137	$14,634,805	$(80,122)	$28,637,257

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company”), as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and its changes in stockholders’ equity and comprehensive income and cash flows for the three months ended March 31, 2010 and 2009. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2009, included in the Company’s Form 10-K. The balance sheet at December 31, 2009, has been taken from the audited financial statements at that date.

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

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2009 contain a summary of the significant accounting policies. The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION, CONTINUED

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2010 and December 31, 2009, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at March 31, 2010 and December 31, 2009.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION, CONTINUED

Loans Receivable, continued

Activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 follows:

	March 31,
	2010	2009
Balance at beginning of year	$4,669,905	$3,365,370
Add provision charged to expense	949,357	754,716
Less net charge-offs	(181,654)	(114,879)

	$5,437,608	$4,005,207

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated events and transactions subsequent to the date of these financial statements for potential recognition or disclosure. On April 28, 2010, the shareholders of the Company approved increasing the number of common shares authorized from 5,000,000 to 10,000,000, which has been reflected on the balance sheet.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The carrying amounts of securities available for sale and their approximate fair values at March 31, 2010 and December 31, 2009 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2010
Government-sponsored enterprises	$1,500,000	$—	$3,190	$1,496,810
Mortgage-backed securities	81,348	2,054	—	83,402
Corporate bonds	550,000	—	129,250	420,750

	$2,131,348	$2,054	$132,440	$2,000,962

December 31, 2009
Government-sponsored enterprises	$1,501,913	$3,687	$145	$1,505,455
Mortgage-backed securities	83,684	2,036	—	85,720
Corporate bonds	550,000	—	129,250	420,750

	$2,135,597	$5,723	$129,395	$2,011,925

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at March 31, 2010, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,500,000	1,496,810
Due after five years through ten years	601,014	472,877
Due after ten years	30,334	31,275

	$2,131,348	$2,000,962

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to government-sponsored enterprises and corporate bonds issued by other banks at March 31, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2010
Government-sponsored enterprises	$1,496,810	$3,190	$—	$—	$1,496,810	$3,190
Corporate bonds	—	—	420,750	129,250	420,750	129,250

	$1,496,810	$3,190	$420,750	$129,250	$1,917,560	$132,440

December 31, 2009
Government-sponsored enterprises	$499,855	$145	$—	$—	$499,855	$145
Corporate bonds	—	—	420,750	129,250	420,750	129,250

	$499,855	$145	$420,750	$129,250	$920,605	$129,395

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

The Company had no gross realized gains or losses for the three month periods ended March 31, 2010 and 2009.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2010 and 2009 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2010, the Company had commitments to extend credit, including unused lines of credit of approximately $34,834,000. Letters of credit totaling $1,662,512 were outstanding.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FAIR VALUE, CONTINUED

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FAIR VALUE, CONTINUED

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2010

Government-sponsored enterprises	$1,497	$—	$1,497	$—
Mortgage-backed securities	83	—	83	—
Corporate bonds	421	—	421	—

Total assets at fair value	$2,001	$—	$2,001	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2009

Government-sponsored enterprises	$1,505	$—	$1,505	$—
Mortgage-backed securities	86	—	86	—
Corporate bonds	421	—	421	—

Total assets at fair value	$2,012	$—	$2,012	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a recurring basis at March 31, 2010 or December 31, 2009.

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

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2010

Loans-commercial and industrial	$3,266	$—	$3,266	$—
Loans-nonfarm, non-residential	285	—	285	—
Loans-other	218	—	218	—
Foreclosed assets	221	—	221	—

Total assets at fair value	$3,990	$—	$3,990	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2009

Loans-commercial and industrial	$2,790	$—	$2,790	$—
Loans-nonfarm, non-residential	652	—	652	—
Loans-other	393	—	393	—
Foreclosed assets	53	—	53	—

Total assets at fair value	$3,888	$—	$3,888	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a non-recurring basis at March 31, 2010 or December 31, 2009.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FAIR VALUE, CONTINUED

Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Federal funds sold: Due to the short-term nature of these assets, the carrying value approximates fair value.

Securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The carrying values of restricted equity securities approximate fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. The carrying amount of accrued interest receivable approximates its fair value.

Bank owned life insurance: The carrying amount reported in the balance sheet approximates the fair value as it represents the cash surrender value of the life insurance.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Federal funds purchased, securities sold under agreements to repurchase and short-term debt: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and short-term debt approximate their fair values.

Long-term debt: The fair value of long-term debt is estimated using a discounted cash flow calculation that applies interest rates currently available on similar instruments.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates fair value.

NOTE 5. FAIR VALUE, CONTINUED

Financial Instruments, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$1,756	$1,756	$1,924	$1,924
Federal funds sold and interest-bearing deposits with banks	25,169	25,169	19,480	19,480
Securities, available for sale	2,001	2,001	2,012	2,012
Restricted equity securities	1,047	1,047	1,048	1,048
Loans, net of allowance for loan losses	176,871	172,178	180,442	180,354
Bank owned life insurance	3,200	3,200	3,173	3,173

Financial Liabilities
Deposits	176,021	166,364	173,975	163,638
Long-term and short-term debt	12,831	12,831	12,950	12,953
Commitments and contingencies	—	—	—	—

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC. The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals
March 31, 2010
Net interest income	$2,099,942	$54,071	$—	$2,154,013
Other income	804,656	104	—	804,760
Depreciation and amortization	63,210	231	—	63,441
Provision for loan losses	950,876	(1,519)	—	949,357
Net income	228,249	1,527	—	229,776
Assets	219,495,688	1,268,828	(1,629,402)	219,135,114

March 31, 2009
Net interest income	$1,635,973	$88,861	$—	$1,724,834
Other income	573,389	1,000,217	—	1,573,606
Depreciation and amortization	67,650	397	—	68,047
Provision for loan losses	699,401	55,315	—	754,716
Net income	14,698	970,970	—	985,668
Assets	206,403,427	2,468,150	(1,656,926)	207,214,651

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SEGMENT REPORTING, CONTINUED

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended March 31, 2010. The Company does allocate income taxes to the segments. Other income represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in any one geographical area.

NOTE 7. SHORT-TERM DEBT

Short-term debt at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Federal Home Loan Bank advances	$1,500,000	$3,750,000
Payable under secured borrowing	1,131,300	—

	$2,631,300	$3,750,000

The amounts payable under secured borrowing represents proceeds from a transaction involving a loan guaranteed by the SBA. The transaction meets all the criteria to receive sales treatment under ASC 860 except for the lapse of the 90-day warranty period for prepayments. Upon the expiration of the warranty period in June 2010, the transaction will be recorded as an asset sale with the securing loan and secured borrowing being removed from the balance sheet and the gain recorded in the income statement. The loan securing the borrowing amounts to $1,257,000 and carries an annual interest rate of 6.50%. The secured borrowing carries annual interest rate of 5.50%.

NOTE 8. STOCKHOLDERS’ EQUITY

On January 9, 2009, the Company issued and sold to the US Department of the Treasury 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share and a warrant to purchase 100.001 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share. The Warrant was immediately exercised. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series C Warrant Preferred Stock pays a cumulative dividend of 9%, per annum. Net proceeds from the issuance, after legal fees, amounted to $1,975,015. Net accretion of discounts over amortization of premiums on the Series B and C Preferred Stock amounted to $7,607 for the three months ended March 31, 2010, bringing the total Series B and C Preferred Stock investment to $2,014,112. Dividends accrued on the Series B and C Preferred Stock at March 31, 2010 totaled $13,322, which is included in dividends payable with accrued dividends on the Series A Preferred Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three months ending March 31, 2010 and 2009. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended March 31, 2010, was $166,716 or $0.05 per diluted share outstanding, compared to a $924,035 or $0.27 per diluted share outstanding, for the same period in 2009. Earnings for the three months ended March 31, 2010, are approximately 81.2% lower than for the same period in 2009. The decrease results from a 48.9% decrease in noninterest income from $1,574,767 in the first quarter of 2009 to $804,760 in 2010. The 2009 noninterest income included tax-exempt life insurance proceeds of $1,000,000 recorded in Freedom Finance, LLC, the Bank’s sales finance subsidiary. When the tax-exempt life insurance proceeds are excluded from the 2009 first quarter results, net income available for common stockholders increased from a loss of $75,965 in 2009 to a net income of $166,716 in 2010. This earnings increase results from an increase in net interest income. Net interest income increased 24.8% from $1,723,673 in the first quarter of 2009 to $2,154,013 in 2010. The lower cost of funds from the first quarter of 2009, compared to the first quarter of 2010 was largely responsible for the margin increase. The cost of funds decreased from 2.09% in the first quarter of 2009 to 1.37% in the first quarter of 2010. Asset yields increased slightly from 5.41% to 5.54% from 2009 to 2010. The provision for loan losses increased from $754,716 in the first quarter of 2009 to $949,357 in the first quarter of 2010. The increase in the loan loss provision results from continued weakness in the economy that necessitated an increase in reserves associated with impaired loans. Noninterest income, excluding the life insurance proceeds of 2009, increased 40% in 2010 primarily due to a gain of $212,059 on the sale of a government guaranteed loan. No such sales were made in 2009. Noninterest expenses increased 1.7% from $1,629,281 in the first quarter of 2009, to $1,656,740 in 2010. Most of the increase is associated with increased FDIC insurance premiums, which increased from $26,291 in 2009 to $51,882 in 2010.

On March 31, 2010, Surrey Bancorp’s assets totaled $219,135,114 compared to $216,949,782 on December 31, 2009. Net loans were $176,870,907 compared to $180,442,154 on December 31, 2009. This decrease was attributable to the sale of the guaranteed portion of a government guaranteed loan amounting to approximately $3,400,000 and a net increase in the loan loss reserve of approximately $770,000. Otherwise, loan growth remained relatively flat with commercial loans seeing the only significant increase. Commercial loans increased 2.2% during the quarter ended March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Total deposits on March 31, 2010, were $176,020,871 compared to $173,974,558 at the end of 2009. This increase is primarily attributable to increases in demand deposits and savings deposits, which include money market accounts. Demand deposits increased 9.42% from 2009 totals, while savings deposits increased 1.52%. Certificates of deposit deceased 2.51% from December 31, 2009 totals.

Common stockholders’ equity increased by $204,298 or 0.86% during the three months ended March 31, 2010. The increase is comprised of net income of $229,776, proceeds from exercised stock options of $34,450, and other stock based compensation of $7,258. Decreases included the payment and accrual of preferred dividends and adjustments to Accumulated Other Comprehensive Income of $63,060 and $4,126, respectively. The net increase resulted in a common stock book value of $7.49 per share, up from $7.44 on December 31, 2009.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity increased $7,607 during the period ended March 31, 2010, as detailed in Note 8 to the financial statements. Combined preferred and common stockholders’ equity increased $211,905, or 0.8% for the three months ended March 31, 2010.

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

Investments in available for sale securities of $2,000,962 consisted of U.S. Governmental Agency obligations with maturities ranging from 27 to 29 months, corporate bonds with maturities of 8.25 years to 8.50 years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2010, were $176,870,907 compared to $180,442,154 on December 31, 2009. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 72.1% of the Bank’s loans as of March 31, 2010, are fixed rate loans with 27.9% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2010, were $176,020,871, compared to $173,974,558 on December 31, 2009. The March total comes from a base of approximately 12,331 accounts compared to 12,176 accounts at December 31, 2009. Interest-bearing accounts represented 84.4% of March 31, 2010 period end deposits versus 85.8% at December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Federal Funds Purchased

The Company had no federal funds purchased at March 31, 2010 or December 31, 2009. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits and the reduction of loans outstanding.

Stockholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities. The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes

March 31, 2010:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.30%	8.0%
Surrey Bank & Trust	16.43%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	16.02%	4.0%
Surrey Bank & Trust	15.16%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.57%	4.0%
Surrey Bank & Trust	11.88%	4.0%

December 31, 2009:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.00%	8.0%
Surrey Bank & Trust	16.12%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	15.73%	4.0%
Surrey Bank & Trust	14.86%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.50%	4.0%
Surrey Bank & Trust	11.80%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Management reviews all criticized loans on a periodic basis for possible charge offs. Any unsecured loans that are 90 plus days past due must be charged off in full. If secured, a reserve equal to the potential loss will be established. Any charge off must be reported to the Board of Directors within 30 days. On a monthly basis, a management report will be provided to the Board of Directors of recovery actions.

The chart below shows the amount of non-performing assets.

Non-Performing Assets to Total Assets:

	March 31, 2010	December 31, 2009

Nonaccrual loans	$3,598,773	$983,043
Loans past due 90 days and still accruing	7,707	2,825
Troubled debt restructurings	339,455	384,584
Foreclosed assets	220,912	53,336

Total	$4,166,847	$1,423,788

Total assets	$219,135,114	$216,949,782

Ratio	1.90%	0.66%

At March 31, 2010, the Bank had loans totaling $3,598,773 in nonaccrual status. Foreclosed assets at March 31, 2010 primarily include commercial real estate and undeveloped land. Loans that were considered impaired but were still accruing interest at March 31, 2010 including troubled debt restructurings, totaled $4,189,562. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due to the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $2,977,713 at quarter end, or 38.2% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	March 31, 2010	December 31, 2009

Construction and development	$85,581	$144,255
1-4 family residential	431,158	612,516
Nonfarm, nonresidential	379,952	781,797
Commercial and industrial	6,863,152	5,192,563
Consumer	25,819	50,924
Other loans	2,673	1,060

Total impaired and nonaccural	$7,788,335	$6,783,115

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	March 31, 2010		December 31, 2009

Construction and development	$7,871,429	4.32%	$8,044,967	4.35%
1-4 family residential	46,355,242	25.43%	46,355,854	25.05%
Multi-family	1,979,241	1.09%	2,005,142	1.08%
Farmland	2,504,041	1.37%	2,458,748	1.33%
Nonfarm, non-residential	47,375,159	25.99%	51,527,856	27.84%

Total real estate	106,085,112	58.20%	110,392,567	59.65%

Commercial and industrial	68,885,846	37.81%	67,428,438	36.44%
Consumer	6,955,156	3.82%	7,085,464	3.83%
Other loans	325,318	0.17%	155,653	0.08%

Total loans	$182,251,432	100.00%	$185,062,122	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s size the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $42,305,000 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $33,252,000 at March 31, 2010. Loan guarantees by loan class are below:

	March 31, 2010	Guaranteed Portion
		Amount	Percentage
Construction and development	$7,871,429	$—	0.00%
1-4 family residential	46,355,242	1,181,921	2.55%
Multi-family	1,979,241	41,252	2.08%
Farmland	2,504,041	153,067	6.11%
Nonfarm, non-residential	47,375,159	14,472,974	30.55%

Total real estate	106,085,112	15,849,214	14.94%

Commercial and industrial	68,885,846	17,402,930	25.26%
Consumer	6,955,156	—	0.00%
Other loans	325,318	—	0.00%

Total loans	$182,251,432	$33,252,144	18.25%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,781,218 at March 31, 2010. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $11,766,743 at March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses charged to operations was $949,357 in the first three months of 2010 compared to $754,716 for the same period in 2009. The provision attributable to the Bank increased from $699,401 in 2009 to $950,876 in 2010. This increase is primarily attributable to increases in reserves on impaired loans. The increased reserves on impaired loans primarily resulted from the deterioration of the debtors’ collateral bases on specific loans during the first three months of 2010. These collateral bases include inventory and accounts receivable, among other operating assets. Reserves for nonaccrual and impaired loans at March 31, 2010 amounted to $2,977,712, compared to $2,132,474 at December 31, 2009. The provision attributable to Freedom Finance, LLC decreased from $55,315 in 2009 to a recapture of $1,519 for the three months ended March 31, 2010. The decrease in the Freedom Finance, LLC provision was due to a decreasing loan base. Loan balances in the finance subsidiary decreased from $1,063,311 at December 31, 2009 to $946,950 at the end of March 2010. The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The reserve for loan losses on March 31, 2010, was $5,437,608 or 2.98% of period end loans. This percentage is derived from total loans. Approximately $42,305,000 of the total loans outstanding at March 31, 2010, are government guaranteed loans for which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 3.64% of outstanding loans.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past three years applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$—	$—	$257,318	$—
1-4 family residential	934,377	—	580,428	—
Nonfarm, non-residential	925,741	—	353,239	—
Commercial and industrial	3,038,884	5,903	429,361	—
Consumer	131,088	1,804	106,873	2,825
Other loans	—	—	7,243	—

	$5,030,090	$7,707	$1,734,462	$2,825

Percentage total loans	2.76%	0.00%	0.94%	0.00%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased from December 31, 2009 to March 31, 2010. The largest increase was in commercial and industrial loans. The increase is primarily attributable to two customers. Overall past dues increased approximately 190 percent from the end of 2009 to March 31, 2010.

Management believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition. Management believes that its provision and reserve offer an adequate allowance for loan losses and provide an appropriate reserve for the loan portfolio.

The Bank lends primarily in Surry County, North Carolina and Patrick Country, Virginia and surrounding counties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

At March 31, 2010, the liquidity position of the Company was good, in management’s opinion with short-term liquid assets of $26,925,080. Deposit increases and proceeds from the sale of government guaranteed loans primarily accounted for the net increase in liquidity from December 31, 2009 totals. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $19,000,000. At March 31, 2010, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $16,312,000 of which $11,700,000 of advances had been taken down at March 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a “Smaller Reporting Company”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act

32.1	Certification of PEO/PFO Pursuant to Section 906 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: May 13, 2010	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2010	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)