Form 10-Q
period 2010-06-30
SURREY BANCORP
filed 2010-08-11
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

On August 6, 2010 there were 3,206,495 common shares issued and outstanding.

Consolidated Balance Sheets

June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 2010	December 2009

Assets
Cash and due from banks	$2,199,549	$1,923,621
Interest-bearing deposits with banks	25,173,137	19,067,374
Federal funds sold	501,032	412,947
Investment securities available for sale	2,030,258	2,011,925
Restricted equity securities	1,047,504	1,047,514
Loans, net of allowance for loan losses of $5,642,987 at June 30, 2010 and $4,669,905 at December 31, 2009	174,712,965	180,442,154
Property and equipment, net	4,786,734	4,881,770
Foreclosed assets	294,525	53,336
Accrued income	1,045,818	1,032,989
Goodwill	120,000	120,000
Bank owned life insurance	3,228,615	3,173,307
Other assets	3,628,895	2,782,845

Total assets	$218,769,032	$216,949,782

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$30,723,615	$24,709,970
Interest-bearing	146,849,065	149,264,588

Total deposits	177,572,680	173,974,558

Short-term debt	—	3,750,000
Long-term debt	9,950,000	9,200,000
Dividends payable	43,670	44,603
Accrued interest payable	287,115	291,111
Other liabilities	1,758,187	1,264,158

Total liabilities	189,611,652	188,524,430

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
2,000 shares of Series B, issued and outstanding with no par value, fixed rate (5%) cumulative perpetual, with a liquidation value of $1,000 per share, net of accreted discount;	1,920,514	1,903,283
100 shares of Series C, issued and outstanding with no par value, fixed rate (9%) cumulative perpetual, with a liquidation value of $1,000 per share, net of amortized premium	101,753	103,222
Common stock, 10,000,000 shares authorized at no par value; 3,206,495 and 3,198,105 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9,455,395	9,406,429
Retained earnings	15,119,825	14,468,089
Accumulated other comprehensive loss	(60,432)	(75,996)

Total stockholders’ equity	29,157,380	28,425,352

Total liabilities and stockholders’ equity	$218,769,032	$216,949,782

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Six months ended June 30, 2010 and 2009 (Unaudited)

	2010	2009

Interest income
Loans and fees on loans	$5,539,444	$5,254,367
Federal funds sold	404	271
Investment securities, taxable	25,663	37,669
Deposits with banks	11,711	12,362

Total interest income	5,577,222	5,304,669

Interest expense
Deposits	1,042,286	1,530,024
Federal funds purchased and securities sold under agreements to repurchase	—	400
Short-term debt	17,720	13,599
Long-term debt	203,463	213,697

Total interest expense	1,263,469	1,757,720

Net interest income	4,313,753	3,546,949

Provision for loan losses	1,203,842	753,996

Net interest income after provision for loan losses	3,109,911	2,792,953

Noninterest income
Service charges on deposit accounts	532,477	540,034
Gain on sale of government guaranteed loans	244,924	—
Fees and yield spread premiums on loans delivered to correspondents	49,737	88,870
Other service charges and fees	223,049	186,827
Other operating income	369,462	330,842
Life insurance proceeds	—	1,000,000

Total noninterest income	1,419,649	2,146,573

Noninterest expense
Salaries and employee benefits	1,723,400	1,710,893
Occupancy expense	197,230	222,320
Equipment expense	136,383	143,195
Data processing	196,774	190,050
Foreclosed assets, net	15,682	44,909
FDIC insurance premiums	118,281	171,706
Other expense	906,105	896,696

Total noninterest expense	3,293,855	3,379,769

Net income before income taxes	1,235,705	1,559,757

Income tax expense	455,156	157,938

Net income	780,549	1,401,819

Preferred stock dividends and accretion of discount	(128,813)	(126,991)

Net income available to common stockholders	$651,736	$1,274,828

Basic earnings per common share	$0.20	$0.40

Diluted earnings per common share	$0.20	$0.37

Basic weighted average common shares outstanding	3,206,263	3,188,223

Diluted weighted average common shares outstanding	3,604,913	3,587,644

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended June 30, 2010 and 2009 (Unaudited)

	2010	2009

Interest income
Loans and fees on loans	$2,774,256	$2,633,055
Federal funds sold	248	130
Investment securities, taxable	12,035	17,596
Deposits with banks	7,558	5,974

Total interest income	2,794,097	2,656,755

Interest expense
Deposits	516,011	721,932
Federal funds purchased and securities sold under agreements to repurchase	—	13
Short-term debt	13,959	5,905
Long-term debt	104,387	105,629

Total interest expense	634,357	833,479

Net interest income	2,159,740	1,823,276

Provision for loan losses	254,485	(720)

Net interest income after provision for loan losses	1,905,255	1,823,996

Noninterest income
Service charges on deposit accounts	270,302	253,317
Gain on sale of government guaranteed loans	32,865	—
Fees and yield spread premiums on loans delivered to correspondents	23,054	59,153
Other service charges and fees	123,914	97,080
Other operating income	164,754	162,256

Total noninterest income	614,889	571,806

Noninterest expense
Salaries and employee benefits	852,390	850,901
Occupancy expense	87,921	106,647
Equipment expense	72,347	78,442
Data processing	100,215	100,974
Foreclosed assets, net	11,490	26,980
FDIC insurance premiums	66,399	145,415
Other expense	446,353	441,129

Total noninterest expense	1,637,115	1,750,488

Net income before income taxes	883,029	645,314

Income tax expense	332,256	229,163

Net income	550,773	416,151

Preferred stock dividends and accretion of discount	(65,753)	(65,358)

Net income available to common stockholders	$485,020	$350,793

Basic earnings per common share	$0.15	$0.11

Diluted earnings per common share	$0.14	$0.11

Basic weighted average common shares outstanding	3,206,495	3,196,581

Diluted weighted average common shares outstanding	3,605,146	3,600,201

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009 (Unaudited)

	2010	2009
Cash flows from operating activities
Net income	$780,549	$1,401,819
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	127,763	137,741
Gain on the sale of property and equipment	(300)	(320)
Loss on the sale of foreclosed assets	9,411	25,164
Stock-based compensation, net of tax benefit	14,516	15,017
Provision for loan losses	1,203,842	753,996
Deferred income taxes	12,724	(45,865)
Accretion of discount on securities, net of amortization of premiums	1,944	5,238
Increase in cash surrender value of life insurance	(55,308)	(54,854)
Changes in assets and liabilities:
Accrued income	(12,829)	163,984
Other assets	(868,538)	(562,481)
Accrued interest payable	(3,996)	(103,473)
Other liabilities	494,029	438,488

Net cash provided by operating activities	1,703,807	2,174,454

Cash flows from investing activities
Net (increase) in interest-bearing deposits with banks	(6,105,763)	(673,713)
Net (increase) in federal funds sold	(88,085)	(100,000)
Purchases of investment securities	(1,500,000)	(1,499,663)
Sales and maturities of investment securities	1,505,051	1,008,281
Redemption of restricted equity securities	10	168,900
Purchases of restricted equity securities	—	(112,575)
Net decrease in loans	4,219,857	1,226,902
Proceeds from the sale of foreclosed assets	54,890	133,145
Proceeds from the sale of property and equipment	300	320
Purchases of property and equipment	(32,727)	(72,394)

Net cash (used in) provided by investing activities	(1,946,467)	79,203

Cash flows from financing activities
Net increase in deposits	3,598,122	622,123
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	—	(2,054,037)
Net (decrease) in short-term debt	(3,750,000)	(490,000)
Increase (decrease) in long-term debt	750,000	(1,500,000)
Dividends paid	(113,984)	(97,553)
Common stock options exercised	34,450	82,322
Proceeds from the issuance of preferred stock, net	—	1,975,015
Tax benefit related to exercise of non-incentive stock options	—	19,903

Net cash provided by (used in) financing activities	518,588	(1,442,227)

Net increase in cash and cash equivalents	275,928	811,430

Cash and cash equivalents, beginning	1,923,621	1,293,770

Cash and cash equivalents, ending	$2,199,549	$2,105,200

Supplemental disclosures of cash flow information
Interest paid	$1,267,465	$1,861,193

Taxes paid	$819,457	$339,075

Loans transferred to foreclosed properties	$305,490	$190,905

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Six months ended June 30, 2010 and 2009 (Unaudited)

	Convertible Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2009	189,356	$2,620,325	—	$—	—	$—	3,167,568	$9,270,253	$12,493,763	$(1,338)	$24,383,003

Comprehensive income
Net income	—	—	—	—	—	—	—	—	1,401,819	—	1,401,819
Net change in unrealized gain on investment securities available for sale, net of income tax of $6,909	—	—	—	—	—	—	—	—	—	(9,674)	(9,674)

Total comprehensive income											1,392,145

Common stock options exercised	—	—	—	—	—	—	29,013	82,322	—	—	82,322
Tax benefit related to exercise of non-qualified stock options	—	—	—	—	—	—	—	19,903	—	—	19,903
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	15,017	—	—	15,017
Issue Series B preferred stock to the U.S. Treasury, net of issuance costs	—	—	2,000	1,975,015	—	—	—	—	—	—	1,975,015
Issue Series C preferred stock to the U.S. Treasury	—	—	—	(106,000)	100	106,000	—	—	—	—	—
Dividends declared on convertible Series A preferred stock ($.31 per share)	—	—	—	—	—	—	—	—	(59,157)	—	(59,157)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	16,747	—	(1,294)	—	—	(67,834)	—	(52,381)

Balance, June 30, 2009	189,356	$2,620,325	2,000	$1,885,762	100	$104,706	3,196,581	$9,387,495	$13,768,591	$(11,012)	$27,755,867

Balance, January 1, 2010	189,356	$2,620,325	2,000	$1,903,283	100	$103,222	3,198,105	$9,406,429	$14,468,089	$(75,996)	$28,425,352

Comprehensive income
Net income	—	—	—	—	—	—	—	—	780,549	—	780,549
Net change in unrealized gain on investment securities available for sale, net of income tax of $9,764	—	—	—	—	—	—	—	—	—	15,564	15,564

Total comprehensive income											796,113

Common stock options exercised	—	—	—	—	—	—	8,390	34,450	—	—	34,450
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	14,516	—	—	14,516
Dividends declared on convertible Series A preferred stock ($.31 per share)	—	—	—	—	—	—	—	—	(59,157)	—	(59,157)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	17,231	—	(1,469)	—	—	(69,656)	—	(53,894)

Balance, June 30, 2010	189,356	$2,620,325	2,000	$1,920,514	100	$101,753	3,206,495	$9,455,395	$15,119,825	$(60,432)	$29,157,380

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of June 30, 2010, the results of operations for the six and three months ended June 30, 2010 and 2009, and its changes in stockholders’ equity and comprehensive income and cash flows for the six months ended June 30, 2010 and 2009. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2009, included in the Company’s Form 10-K. The balance sheet at December 31, 2009, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2010 and December 31, 2009, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the interest rate risk resulting in cost approximating market value. The Bank carries the loans at the lower of cost or market. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at June 30, 2010 and December 31, 2009.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION, CONTINUED

Loans Receivable, continued

Activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009 follows:

	June 30,
	2010	2009

Balance at beginning of year	$4,669,905	$3,365,370
Add provision charged to expense	1,203,842	753,996
Less net charge-offs	(230,760)	(179,450)

	$5,642,987	$3,939,916

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in these financial statements through the date the financial statements were issued.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The carrying amounts of securities available for sale and their approximate fair values at June 30, 2010 and December 31, 2009 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2010
Government-sponsored enterprises	$1,500,000	$6,315	$—	$1,506,315
Mortgage-backed securities	78,602	3,341	—	81,943
Corporate bonds	550,000	—	108,000	442,000

	$2,128,602	$9,656	$108,000	$2,030,258

December 31, 2009
Government-sponsored enterprises	$1,501,913	$3,687	$145	$1,505,455
Mortgage-backed securities	83,684	2,036	—	85,720
Corporate bonds	550,000	—	129,250	420,750

	$2,135,597	$5,723	$129,395	$2,011,925

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at June 30, 2010, were as follows:

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	1,500,000	1,506,315
Due after five years through ten years	612,312	506,986
Due after ten years	16,290	16,957

	$2,128,602	$2,030,258

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to government-sponsored enterprises and corporate bonds issued by other banks at June 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	442,000	108,000	442,000	108,000

	$—	$—	$442,000	$108,000	$442,000	$108,000

December 31, 2009
Government-sponsored enterprises	$499,855	$145	$—	$—	$499,855	$145
Corporate bonds	—	—	420,750	129,250	420,750	129,250

	$499,855	$145	$420,750	$129,250	$920,605	$129,395

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

The Company had no gross realized gains or losses for the six and three month periods ended June 30, 2010 and 2009.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2010 and 2009 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At June 30, 2010, the Company had commitments to extend credit, including unused lines of credit of approximately $36,047,000. Letters of credit totaling $1,621,652 were outstanding.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FAIR VALUE, CONTINUED

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands) June 30, 2010	Total	Level 1	Level 2	Level 3

Government-sponsored enterprises	$1,506	$—	$1,506	$—
Mortgage-backed securities	82	—	82	—
Corporate bonds	442	—	442	—

Total assets at fair value	$2,030	$—	$2,030	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands) December 31, 2009	Total	Level 1	Level 2	Level 3

Government-sponsored enterprises	$1,505	$—	$1,505	$—
Mortgage-backed securities	86	—	86	—
Corporate bonds	421	—	421	—

Total assets at fair value	$2,012	$—	$2,012	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a recurring basis at June 30, 2010 or December 31, 2009.

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

(in thousands) June 30, 2010	Total	Level 1	Level 2	Level 3

Loans-commercial and industrial	$3,097	$—	$3,097	$—
Loans-nonfarm, non-residential	252	—	252	—
Loans-other	60	—	60	—
Foreclosed assets	295	—	295	—

Total assets at fair value	$3,704	$—	$3,704	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands) December 31, 2009	Total	Level 1	Level 2	Level 3

Loans-commercial and industrial	$2,790	$—	$2,790	$—
Loans-nonfarm, non-residential	652	—	652	—
Loans-other	393	—	393	—
Foreclosed assets	53	—	53	—

Total assets at fair value	$3,888	$—	$3,888	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2010 or December 31, 2009.

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

Restricted equity securities: The carrying values of restricted equity securities approximate fair values.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. The carrying amount of accrued interest receivable approximates its fair value.

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

Short-term debt: The carrying amount of short-term debt approximates their fair values.

Long-term debt: The fair value of long-term debt is estimated using a discounted cash flow calculation that applies interest rates currently available on similar instruments.

Commitments and contingencies: The carrying amount of commitments and contingencies approximate their fair values.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FAIR VALUE, CONTINUED

Financial Instruments, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$2,200	$2,200	$1,924	$1,924
Federal funds sold and interest-bearing deposits with banks	25,674	25,674	19,480	19,480
Securities, available for sale	2,030	2,030	2,012	2,012
Restricted equity securities	1,048	1,048	1,048	1,048
Loans, net of allowance	174,713	174,287	180,442	180,354
Bank owned life insurance	3,229	3,229	3,173	3,173

Financial Liabilities
Deposits	177,573	168,634	173,975	163,638
Long-term and short-term debt	9,950	10,168	12,950	12,953
Commitments and contingencies	—	—	—	—

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC. The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, 2010 and 2009 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals

June 30, 2010
Net interest income	$4,214,213	$99,540	$—	$4,313,753
Other income	1,419,475	174	—	1,419,649
Depreciation and amortization	127,300	463	—	127,763
Provision for loan losses	1,203,141	701	—	1,203,842
Net income	784,379	(3,830)	—	780,549
Assets	219,241,789	1,259,703	(1,732,460)	218,769,032

June 30, 2009
Net interest income	$3,373,615	$173,334	$—	$3,546,949
Other income	1,145,905	1,000,668	—	2,146,573
Depreciation and amortization	136,948	793	—	137,741
Provision for loan losses	678,896	75,100	—	753,996
Net income	435,342	966,477	—	1,401,819
Assets	205,616,685	2,454,003	(3,592,723)	204,477,965

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SEGMENT REPORTING, CONTINUED

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended June 30, 2010. The Company does allocate income taxes to the segments. Other income represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in any one geographical area.

NOTE 7. STOCKHOLDERS’ EQUITY

On January 9, 2009, the Company issued and sold to the US Department of the Treasury 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share and a warrant to purchase 100.001 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share. The Warrant was immediately exercised. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series C Warrant Preferred Stock pays a cumulative dividend of 9%, per annum. Net proceeds from the issuance, after legal fees, amounted to $1,975,015. Net accretion of discounts over amortization of premiums on the Series B and C Preferred Stock amounted to $15,762 for the six months ended June 30, 2010, bringing the total Series B and C Preferred Stock investment to $2,022,267. Dividends accrued on the Series B and C Preferred Stock at June 30, 2010 totaled $13,928, which is included in dividends payable with accrued dividends on the Series A Preferred Stock.

On April 28, 2010, the shareholders of the Company approved increasing the number of common shares authorized from 5,000,000 to 10,000,000 and on June 9, 2010, the Articles of Incorporation were amended to reflect this.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the six and three months ending June 30, 2010 and 2009. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended June 30, 2010, was $485,020 or $0.14 per diluted share outstanding, compared to a $350,793 or $0.11 per diluted share outstanding, for the same period in 2009. Earnings for the three months ended June 30, 2010, are approximately 38.3% higher than for the same period in 2009. The increase results from an increase in net interest income. Net interest income increased 18.5% from $1,823,276 in the second quarter of 2009 to $2,159,740 in 2010. The lower cost of funds from the second quarter of 2009, compared to the second quarter of 2010 was largely responsible for the margin increase. The cost of funds decreased from 1.87% in the second quarter of 2009 to 1.35% in the second quarter of 2010. Asset yields decreased from 5.46% to 5.32% from 2009 to 2010. However, this decrease was offset by growth in average earning assets. The provision for loan losses increased from a recapture of $720 in the second quarter of 2009 to $254,485 in the second quarter of 2010. The increase in the loan loss provision results from continued weakness in the economy that necessitated an increase in reserves associated with impaired loans. Noninterest income increased 7.5% in 2010 primarily due to a gain of $32,865 on the sale of a government guaranteed loan. No such sales were made in 2009. Noninterest expenses decreased 6.5% from $1,750,488 in the second quarter of 2009, to $1,637,115 in 2010. Most of the decrease is associated with decreased FDIC insurance premiums, which decreased from $145,415 in 2009 to $66,399 in 2010. The FDIC levied a special premium assessment in the second quarter of 2009 which amounted to approximately $90,000. No such assessment was made in 2010.

Net income available for common stockholders for the six months ended June 30, 2010, was $651,736 or $0.20 per diluted share outstanding compared to $1,274,828 or $0.37 per diluted share outstanding for the same period in 2009. This represents a 48.9% decrease in earnings from the first six months of 2009 to the same period in 2010. This decrease is attributable to earnings from Freedom Finance, LLC, the Bank’s sales finance subsidiary, which recorded tax-exempt life insurance proceeds of $1,000,000 in the first quarter of 2009. The proceeds were on the life

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

of a former partner of the subsidiary. Excluding the life insurance proceeds, noninterest income increased from $1,146,573 during the six month period ended June 30, 2009 to $1,419,649 or 23.8% in 2010. The increase is primarily due to gains of $244,924 on the sale of a government guaranteed loan. No such sales were made in 2009. Net interest income increased 21.6% from $3,546,949 in the first six months of 2009 to $4,313,753 in 2010. This increase is due to an improvement in the net interest margin driven by a continuing downward repricing of deposits during 2010. The provision for loan losses increased from $753,996 for the six month period ending June 30, 2009 to $1,203,842 in 2010. The significant increase in the reserve was due to the weakening economy and its effects on credit quality and collateral values. This necessitated an increase in reserves associated with impaired loans. Reserves on impaired loans increased from approximately $2,132,000 at December 31, 2009 to $3,211,000 at June 30, 2010. The tax-exempt life insurance proceeds reduced the effective income tax rate for the six months ended June 30, 2009, to 10.13%. The effective income tax rate for the six months ended June 30, 2010 was 36.83%, a 188% increase over 2009.

On June 30, 2010, Surrey Bancorp’s assets totaled $218,769,032 compared to $216,949,782 on December 31, 2009. Net loans were $174,712,965 compared to $180,442,154 on December 31, 2009. This decrease was attributable to the sale of the guaranteed portion of a government guaranteed loan amounting to approximately $4,500,000 and a net increase in the loan loss reserve of approximately $972,000. Otherwise, loan growth remained relatively flat for the six months ended June 30, 2010.

Total deposits on June 30, 2010, were $177,572,680 compared to $173,974,558 at the end of 2009. This increase is primarily attributable to increases in demand deposits and savings deposits, which include money market accounts. Demand deposits increased 13.54% from 2009 totals, while savings deposits increased 8.86%. Certificates of deposit deceased 4.58% from December 31, 2009 totals.

Common stockholders’ equity increased by $716,266 or 3.01% during the six months ended June 30, 2010. The increase is comprised of net income of $780,549, proceeds from exercised stock options of $34,450, other stock based compensation of $14,516, and adjustments to Accumulated Other Comprehensive Income of $15,564. Decreases included the payment and accrual of preferred dividends $128,813. The net increase resulted in a common stock book value of $7.65 per share, up from $7.44 on December 31, 2009.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity increased $15,762 during the period ended June 30, 2010, as detailed in Note 7 to the financial statements. Combined preferred and common stockholders’ equity increased $732,028, or 2.58% for the six months ended June 30, 2010.

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

Investments in available for sale securities of $2,030,258 consisted of U.S. Governmental Agency obligations with maturities ranging from 8 to 26 months, corporate bonds with maturities of 8 years to 8.25 years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2010, were $174,712,965 compared to $180,442,154 on December 31, 2009. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 74.1% of the Bank’s loans as of June 30, 2010, are fixed rate loans with 25.9% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2010, were $177,572,680, compared to $173,974,558 on December 31, 2009. The June total comes from a base of approximately 12,443 accounts compared to 12,176 accounts at December 31, 2009. Interest-bearing accounts represented 82.7% of June 30, 2010 period end deposits versus 85.8% at December 31, 2009.

Short-term Debt

Short-term debt at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Federal Home Loan Bank advances	$—	$3,750,000
Payable under secured borrowing	—	—

	$—	$3,750,000

During the quarter ended June 30, 2010, amounts payable under secured borrowings of $1,131,300, which represented proceeds from a transaction involving a loan guaranteed by the SBA, were recorded as a sale. The initial transaction met all the criteria to receive sales treatment under ASC 860 except for the lapse of the 90-day warranty period for prepayments. Upon the expiration of the warranty period in June 2010, the transaction was recorded as an asset sale with the securing loan and secured borrowing being removed from the balance sheet and the gain recorded in the income statement.

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

	Ratio	Minimum Required For Capital Adequacy Purposes

June 30, 2010:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.75%	8.0%
Surrey Bank & Trust	16.91%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	16.48%	4.0%
Surrey Bank & Trust	15.64%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.54%	4.0%
Surrey Bank & Trust	11.90%	4.0%

December 31, 2009:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.00%	8.0%
Surrey Bank & Trust	16.12%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	15.73%	4.0%
Surrey Bank & Trust	14.86%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.50%	4.0%
Surrey Bank & Trust	11.80%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

The chart below shows the amount of non-performing assets.

Non-Performing Assets to Total Assets:

	June 30, 2010	December 31, 2009

Nonaccrual loans	$3,472,751	$983,043
Loans past due 90 days and still accruing	771,552	2,825
Foreclosed assets	294,525	53,336

Total	$4,538,828	$1,039,204

Total assets	$218,769,032	$216,949,782

Ratio of non-performing assets to total assets	2.07%	0.48%

At June 30, 2010, the Bank had loans totaling $3,472,751 in nonaccrual status. Foreclosed assets at June 30, 2010 primarily include commercial and residential real estate and undeveloped land. Loans that were considered impaired but were still accruing interest at June 30, 2010, including troubled debt restructurings, totaled $6,403,208. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due to the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $3,210,750 at quarter end, or 32.5% of the balances outstanding. Government loan guarantees associated with these loans amounted to $3,083,865 at June 30, 2010. Combined specific reserves and guarantees amount to 63.7% of nonaccrual and impaired loans at June 30, 2010.

Impaired loans (including troubled debt restructures) still accruing and nonaccrual loans are summarized below:

	June 30, 2010	December 31, 2009

Construction and development	$18,145	$144,255
1-4 family residential	1,047,798	612,516
Nonfarm, nonresidential	1,614,131	781,797
Commercial and industrial	7,172,850	5,192,563
Consumer	17,223	50,924
Other loans	5,812	1,060

Total impaired and nonaccural	$9,875,959	$6,783,115

Total troubled debt restructures amounted to $5,113,204 and $384,584 at June 30, 2010 and December 31, 2009, respectively. These troubled debt restructures are primarily commercial and industrial loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	June 30, 2010		December 31, 2009

Construction and development	$6,897,511	3.83%	$8,044,967	4.35%
1-4 family residential	46,751,717	25.93%	46,355,854	25.05%
Multi-family	1,925,541	1.07%	2,005,142	1.08%
Farmland	2,710,355	1.50%	2,458,748	1.33%
Nonfarm, non-residential	46,438,718	25.76%	51,527,856	27.84%

Total real estate	104,723,842	58.09%	110,392,567	59.65%

Commercial and industrial	68,522,853	38.01%	67,428,438	36.44%
Consumer	7,038,277	3.90%	7,085,464	3.83%
Other loans	773	—%	155,653	0.08%

Total loans	$180,285,745	100.00%	$185,062,122	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s size the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $41,649,000 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $32,623,000 at June 30, 2010. Loan guarantees by loan class are below:

	June 30, 2010	Guaranteed Portion
		Amount	Percentage

Construction and development	$6,897,511	$—	0.00%
1-4 family residential	46,751,717	1,152,345	2.46%
Multi-family	1,925,541	38,902	2.02%
Farmland	2,710,355	582,315	21.48%
Nonfarm, non-residential	46,438,718	14,427,701	31.07%

Total real estate	104,723,842	16,201,263	15.47%

Commercial and industrial	68,522,853	16,422,198	23.97%
Consumer	7,038,277	—	0.00%
Other loans	773	—	0.00%

Total loans	$180,285,745	$32,623,461	18.10%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,286,785 at June 30, 2010. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $11,755,995 at June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses charged to operations was $1,203,842 in the first six months of 2010 compared to $753,996 for the same period in 2009. The provision attributable to the Bank increased from $678,896 in 2009 to $1,203,141 in 2010. This increase is primarily attributable to increases in reserves on impaired loans. The increased reserves on impaired loans primarily resulted from the deterioration of the debtors’ collateral bases on specific loans during the first six months of 2010. These collateral bases include inventory and accounts receivable, among other operating assets. Reserves for nonaccrual and impaired loans at June 30, 2010 amounted to $3,210,750, compared to $2,132,474 at December 31, 2009. The provision attributable to Freedom Finance, LLC decreased from $75,100 in 2009 to $701 for the six months ended June 30, 2010. The decrease in the Freedom Finance, LLC provision was due to a decreasing loan base. Loan balances in the finance subsidiary decreased from $1,063,311 at December 31, 2009 to $831,372 at the end of June 2010. The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The reserve for loan losses at June 30, 2010 was $5,642,987 or 3.13% of period end loans. This percentage is derived from total loans. Approximately $41,649,000 of the total loans outstanding at June 30, 2010 are government guaranteed loans for which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 3.81% of outstanding loans.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain economic environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past three years applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$10,067	$—	$257,318	$—
1-4 family residential	517,814	—	580,428	—
Nonfarm, non-residential	659,179	4,593	353,239	—
Commercial and industrial	438,279	763,119	429,361	—
Consumer	165,860	3,839	106,873	2,825
Other loans	—	—	7,243	—

	$1,791,199	$771,551	$1,734,462	$2,825

Percentage total loans	0.99%	0.43%	0.94%	0.00%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased from December 31, 2009 to June 30, 2010. The largest increase was in commercial and industrial loans. The increase is primarily attributable to two customers. Overall, past dues increased approximately 48 percent from the end of 2009 to June 30, 2010.

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

At June 30, 2010, the liquidity position of the Company was good, in management’s opinion with short-term liquid assets of $27,873,718. Deposit increases and proceeds from the sale of government guaranteed loans primarily accounted for the net increase in liquidity from December 31, 2009 totals. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $19,000,000. At June 30, 2010, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $14,756,000 of which $9,950,000 of advances had been taken down at June 30, 2010.

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

Not Applicable as a “Smaller Reporting Company.”

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

Surrey Bancorp

Date: August 11, 2010	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2010	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)