Form 10-Q
period 2010-09-30
SURREY BANCORP
filed 2010-11-12
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

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

On November 8, 2010 there were 3,206,495 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	September 2010	December 2009

Assets
Cash and due from banks	$2,290,447	$1,923,621
Interest-bearing deposits with banks	28,592,753	19,067,374
Federal funds sold	454,070	412,947
Investment securities available for sale	1,999,447	2,011,925
Restricted equity securities	976,129	1,047,514
Loans, net of allowance for loan losses of $5,782,869 at September 30, 2010 and $4,669,905 at December 31, 2009	173,197,531	180,442,154
Property and equipment, net	4,795,803	4,881,770
Foreclosed assets	296,335	53,336
Accrued income	978,377	1,032,989
Goodwill	120,000	120,000
Bank owned life insurance	3,256,671	3,173,307
Other assets	3,986,426	2,782,845

Total assets	$220,943,989	$216,949,782

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$33,393,016	$24,709,970
Interest-bearing	146,380,287	149,264,588

Total deposits	179,773,303	173,974,558

Short-term debt	—	3,750,000
Long-term debt	9,450,000	9,200,000
Dividends payable	43,998	44,603
Accrued interest payable	286,726	291,111
Other liabilities	1,994,494	1,264,158

Total liabilities	191,548,521	188,524,430

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
2,000 shares of Series B, issued and outstanding with no par value, fixed rate (5%) cumulative perpetual, with a liquidation value of $1,000 per share, net of accreted discount;	1,929,227	1,903,283
100 shares of Series C, issued and outstanding with no par value, fixed rate (9%) cumulative perpetual, with a liquidation value of $1,000 per share, net of amortized premium	101,014	103,222
Common stock, 10,000,000 shares authorized at no par value; 3,206,495 and 3,198,105 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	9,462,653	9,406,429
Retained earnings	15,360,330	14,468,089
Accumulated other comprehensive loss	(78,081)	(75,996)

Total stockholders’ equity	29,395,468	28,425,352

Total liabilities and stockholders’ equity	$220,943,989	$216,949,782

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Nine months ended September 30, 2010 and 2009 (Unaudited)

	2010	2009

Interest income
Loans and fees on loans	$8,277,716	$7,988,196
Federal funds sold	594	399
Investment securities, taxable	37,655	54,657
Deposits with banks	20,053	17,587

Total interest income	8,336,018	8,060,839

Interest expense
Deposits	1,557,497	2,188,643
Federal funds purchased and securities sold under agreements to repurchase	—	400
Short-term debt	17,720	19,799
Long-term debt	298,394	314,529

Total interest expense	1,873,611	2,523,371

Net interest income	6,462,407	5,537,468

Provision for loan losses	1,840,578	1,014,997

Net interest income after provision for loan losses	4,621,829	4,522,471

Noninterest income
Service charges on deposit accounts	800,693	851,639
Gain on sale of government guaranteed loans	244,924	—
Fees and yield spread premiums on loans delivered to correspondents	91,511	116,960
Other service charges and fees	335,456	285,484
Other operating income	529,071	483,573
Life insurance proceeds	—	1,000,000

Total noninterest income	2,001,655	2,737,656

Noninterest expense
Salaries and employee benefits	2,563,874	2,502,541
Occupancy expense	313,507	323,719
Equipment expense	192,050	210,399
Data processing	306,287	283,534
Foreclosed assets, net	23,644	59,667
FDIC insurance premiums	184,271	220,310
Other expense	1,326,747	1,307,604

Total noninterest expense	4,910,380	4,907,774

Net income before income taxes	1,713,104	2,352,353

Income tax expense	626,756	422,983

Net income	1,086,348	1,929,370

Preferred stock dividends and accretion of discount	(194,107)	(191,889)

Net income available to common stockholders	$892,241	$1,737,481

Basic earnings per common share	$0.28	$0.54

Diluted earnings per common share	$0.27	$0.51

Basic weighted average common shares outstanding	3,206,341	3,191,040

Diluted weighted average common shares outstanding	3,603,784	3,592,752

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended September 30, 2010 and 2009 (Unaudited)

	2010	2009

Interest income
Loans and fees on loans	$2,738,272	$2,733,829
Federal funds sold	190	128
Investment securities, taxable	11,992	16,988
Deposits with banks	8,342	5,225

Total interest income	2,758,796	2,756,170

Interest expense
Deposits	515,211	658,619
Short-term debt	—	6,200
Long-term debt	94,931	100,832

Total interest expense	610,142	765,651

Net interest income	2,148,654	1,990,519

Provision for loan losses	636,736	261,001

Net interest income after provision for loan losses	1,511,918	1,729,518

Noninterest income
Service charges on deposit accounts	268,216	311,605
Fees and yield spread premiums on loans delivered to correspondents	41,774	28,090
Other service charges and fees	112,407	98,657
Other operating income	159,609	152,731

Total noninterest income	582,006	591,083

Noninterest expense
Salaries and employee benefits	840,474	791,648
Occupancy expense	116,277	101,399
Equipment expense	55,667	67,204
Data processing	109,513	93,484
Foreclosed assets, net	7,962	14,758
FDIC insurance premiums	65,990	48,604
Other expense	420,642	410,908

Total noninterest expense	1,616,525	1,528,005

Net income before income taxes	477,399	792,596

Income tax expense	171,600	265,045

Net income	305,799	527,551

Preferred stock dividends and accretion of discount	(65,294)	(64,898)

Net income available to common stockholders	$240,505	$462,653

Basic earnings per common share	$0.08	$0.14

Diluted earnings per common share	$0.08	$0.14

Basic weighted average common shares outstanding	3,206,495	3,196,581

Diluted weighted average common shares outstanding	3,601,643	3,602,199

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009 (Unaudited)

	2010	2009
Cash flows from operating activities
Net income	$1,086,348	$1,929,370
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	194,072	207,736
Gain on the sale of property and equipment	(400)	(320)
Loss on the sale of foreclosed assets	10,695	30,041
Stock-based compensation, net of tax benefit	21,774	22,526
Provision for loan losses	1,840,578	1,014,997
Deferred income taxes	13,738	(70,020)
Accretion of discount on securities, net of amortization of premiums	1,958	7,843
Increase in cash surrender value of life insurance	(83,364)	(82,793)
Changes in assets and liabilities:
Accrued income	54,612	99,463
Other assets	(1,216,011)	(573,210)
Accrued interest payable	(4,385)	(168,695)
Other liabilities	730,336	614,415

Net cash provided by operating activities	2,649,951	3,031,353

Cash flows from investing activities
Net increase in interest-bearing deposits with banks	(9,525,379)	(4,630,007)
Net increase in federal funds sold	(41,123)	(113,000)
Purchases of investment securities	(2,000,000)	(1,499,663)
Maturities of investment securities	2,007,127	2,011,390
Redemption of restricted equity securities	71,385	—
Net (increase) decrease in loans	5,082,011	(4,896,453)
Proceeds from the sale of foreclosed assets	68,340	172,936
Proceeds from the sale of property and equipment	400	320
Purchases of property and equipment	(108,105)	(94,358)

Net cash (used in) investing activities	(4,445,344)	(9,048,835)

Cash flows from financing activities
Net increase in deposits	5,798,745	5,332,077
Net decrease in federal funds purchased and securities sold under agreements to repurchase	—	(2,144,186)
Net increase (decrease) in short-term debt	(3,750,000)	3,010,000
Increase (decrease) in long-term debt	250,000	(1,500,000)
Dividends paid	(170,976)	(154,543)
Common stock options exercised	34,450	82,322
Proceeds from the issuance of preferred stock, net	—	1,975,015
Tax benefit related to exercise of non-incentive stock options	—	19,903

Net cash provided by financing activities	2,162,219	6,620,588

Net increase in cash and cash equivalents	366,826	603,106

Cash and cash equivalents, beginning	1,923,621	1,293,770

Cash and cash equivalents, ending	$2,290,447	$1,896,876

Supplemental disclosures of cash flow information
Interest paid	$1,877,996	$2,692,066

Taxes paid	$1,246,897	$625,655

Loans transferred to foreclosed properties	$322,034	$233,905

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Nine months ended September 30, 2010 and 2009 (Unaudited)

	Convertible								Retained Earnings	Unrealized Appreciation (Depreciation) on Securities	Total
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2009	189,356	$2,620,325	—	$—	—	$—	3,167,568	$9,270,253	$12,493,763	$(1,338)	$24,383,003

Comprehensive income
Net income	—	—	—	—	—	—	—	—	1,929,370	—	1,929,370
Net change in unrealized gain on investment securities available for sale, net of income tax of $8,431	—	—	—	—	—	—	—	—	—	(13,439)	(13,439)

Total comprehensive income											1,915,931

Common stock options exercised	—	—	—	—	—	—	29,013	82,322	—	—	82,322
Tax benefit related to exercise of non-qualified stock options	—	—	—	—	—	—	—	19,903	—	—	19,903
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	22,526	—	—	15,017
Issue Series B preferred stock to the U.S. Treasury, net of issuance costs	—	—	2,000	1,975,015	—	—	—	—	—	—	1,975,015
Issue Series C preferred stock to the U.S. Treasury	—	—	—	(106,000)	100	106,000	—	—	—	—	—
Dividends declared on convertible Series A preferred stock ($.47 per share)	—	—	—	—	—	—	—	—	(89,226)	—	(59,157)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	25,362	—	(2,027)	—	—	(102,663)	—	(52,381)

Balance, September 30, 2009	189,356	$2,620,325	2,000	$1,894,377	100	$103,973	3,196,581	$9,395,004	$14,231,244	$(14,777)	$28,230,146

Balance, January 1, 2010	189,356	$2,620,325	2,000	$1,903,283	100	$103,222	3,198,105	$9,406,429	$14,468,089	$(75,996)	$28,425,352

Comprehensive income
Net income	—	—	—	—	—	—	—	—	1,086,348	—	1,086,348
Net change in unrealized gain on investment securities available for sale, net of income tax of $1,308	—	—	—	—	—	—	—	—	—	(2,085)	(2,085)

Total comprehensive income											1,084,263

Common stock options exercised	—	—	—	—	—	—	8,390	34,450	—	—	34,450
Stock-based compensation, net of tax benefit	—	—	—	—	—	—	—	21,774	—	—	21,774
Dividends declared on convertible Series A preferred stock ($.47 per share)	—	—	—	—	—	—	—	—	(89,226)	—	(89,226)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	25,944	—	(2,208)	—	—	(104,881)	—	(81,145)

Balance, September 30, 2010	189,356	$2,620,325	2,000	$1,929,227	100	$101,014	3,206,495	$9,462,653	$15,360,330	$(78,081)	$29,395,468

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of September 30, 2010, the results of operations for the nine and three months ended September 30, 2010 and 2009, and its changes in stockholders’ equity and comprehensive income and cash flows for the nine months ended September 30, 2010 and 2009. All adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2009, included in the Company’s Form 10-K. The balance sheet at December 31, 2009, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2010 and December 31, 2009, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the interest rate risk resulting in cost approximating market value. The Bank carries the loans at the lower of cost or market. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2010 and December 31, 2009.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION, CONTINUED

Loans Receivable, continued

Activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 follows:

	September 30,
	2010	2009

Balance at beginning of year	$4,669,905	$3,365,370
Add provision charged to expense	1,840,578	1,014,997
Less net charge-offs	(727,614)	(278,497)

	$5,782,869	$4,101,870

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”. The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The carrying amounts of securities available for sale and their approximate fair values at September 30, 2010 and December 31, 2009 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2010
Government-sponsored enterprises	$1,500,000	$5,315	$—	$1,505,315
Mortgage-backed securities	76,512	1,870	—	78,382
Corporate bonds	550,000	—	134,250	415,750

	$2,126,512	$7,185	$134,250	$1,999,447

December 31, 2009
Government-sponsored enterprises	$1,501,913	$3,687	$145	$1,505,455
Mortgage-backed securities	83,684	2,036	—	85,720
Corporate bonds	550,000	—	129,250	420,750

	$2,135,597	$5,723	$129,395	$2,011,925

Maturities of mortgage-backed securities are stated based on contractual maturities. Actual maturities of these securities may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at September 30, 2010, were as follows:

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	1,500,000	1,505,315
Due after five years through ten years	610,596	477,726
Due after ten years	15,916	16,406

	$2,126,512	$1,999,447

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to government-sponsored enterprises and corporate bonds issued by other banks at September 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2010
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	415,750	134,250	415,750	134,250

	$—	$—	$415,750	$134,250	$415,750	$134,250

December 31, 2009
Government-sponsored enterprises	$499,855	$145	$—	$—	$499,855	$145
Corporate bonds	—	—	420,750	129,250	420,750	129,250

	$499,855	$145	$420,750	$129,250	$920,605	$129,395

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

The Company had no gross realized gains or losses related to securities transactions for the nine and three month periods ended September 30, 2010 and 2009.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2010 and 2009 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At September 30, 2010, the Company had commitments to extend credit, including unused lines of credit of approximately $35,031,000. Letters of credit totaling $1,452,916 were outstanding.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FAIR VALUE, CONTINUED

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
September 30, 2010	Total	Level 1	Level 2	Level 3

Government-sponsored enterprises	$1,505	$—	$1,505	$—
Mortgage-backed securities	78	—	78	—
Corporate bonds	416	—	416	—

Total assets at fair value	$1,999	$—	$1,999	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3

Government-sponsored enterprises	$1,505	$—	$1,505	$—
Mortgage-backed securities	86	—	86	—
Corporate bonds	421	—	421	—

Total assets at fair value	$2,012	$—	$2,012	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a recurring basis at September 30, 2010 or December 31, 2009.

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

(in thousands)
September 30, 2010	Total	Level 1	Level 2	Level 3

Loans-commercial and industrial	$2,667	$—	$2,667	$—
Loans-nonfarm, non-residential	219	—	219	—
Loans- 1- 4 family residential	213		213
Loans-other	26	—	26	—
Foreclosed assets	296	—	296	—

Total assets at fair value	$3,421	$—	$3,421	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3

Loans-commercial and industrial	$2,790	$—	$2,790	$—
Loans-nonfarm, non-residential	652	—	652	—
Loans-other	393	—	393	—
Foreclosed assets	53	—	53	—

Total assets at fair value	$3,888	$—	$3,888	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2010 or December 31, 2009.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FAIR VALUE, CONTINUED

Financial Instruments, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$2,290	$2,290	$1,924	$1,924
Federal funds sold and interest-bearing deposits with banks	29,047	29,047	19,480	19,480
Securities, available for sale	1,999	1,999	2,012	2,012
Restricted equity securities	976	976	1,048	1,048
Loans, net of allowance	173,197	168,856	180,442	180,354
Bank owned life insurance	3,257	3,257	3,173	3,173

Financial Liabilities
Deposits	179,774	173,890	173,975	163,638
Long-term and short-term debt	9,450	9,891	12,950	12,953
Commitments and contingencies	—	—	—	—

NOTE 6. SEGMENT REPORTING

The Company has two reportable segments, the Bank and Freedom Finance, LLC. The Bank provides mortgage, consumer and commercial loans. Freedom Finance, LLC specializes in the purchase of sales finance contracts from local automobile dealers. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, 2010 and 2009 is as follows:

	Bank	Freedom Finance, LLC	Intersegment Elimination	Consolidated Totals

September 30, 2010
Net interest income	$6,321,174	$141,233	$—	$6,462,407
Other income	2,001,389	266	—	2,001,655
Depreciation and amortization	193,378	694	—	194,072
Provision for loan losses	1,826,755	13,823	—	1,840,578
Net income	1,102,213	(15,865)	—	1,086,348
Assets	221,426,551	1,240,454	(1,723,016)	220,943,989

September 30, 2009
Net interest income	$5,300,400	$237,068	$—	$5,537,468
Other income	1,736,801	1,000,855	—	2,737,656
Depreciation and amortization	206,546	1,190	—	207,736
Provision for loan losses	905,788	109,209	—	1,014,997
Net income	983,682	945,688	—	1,929,370
Assets	214,504,719	2,412,613	(3,734,552)	213,182,780

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SEGMENT REPORTING, CONTINUED

The Company derives a majority of its revenue from interest income and relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income for the period ended September 30, 2010. The Company does allocate income taxes to the segments. Other income represents noninterest income which is also allocated to the segments. The Company includes the holding company and an insurance and investment agency in its Bank segment above. The Company does not have any single external customer from which is derives 10 percent or more of its revenues and operations in any one geographical area.

NOTE 7. STOCKHOLDERS’ EQUITY

On January 9, 2009, the Company issued and sold to the US Department of the Treasury 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share and a warrant to purchase 100.001 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share. The Warrant was immediately exercised. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series C Warrant Preferred Stock pays a cumulative dividend of 9%, per annum. Net proceeds from the issuance, after legal fees, amounted to $1,975,015. Net accretion of discounts over amortization of premiums on the Series B and C Preferred Stock amounted to $23,736 for the nine months ended September 30, 2010, bringing the total Series B and C Preferred Stock investment to $2,030,241. Dividends accrued on the Series B and C Preferred Stock at September 30, 2010 totaled $13,928, which is included in dividends payable with accrued dividends on the Series A Preferred Stock.

On April 28, 2010, the shareholders of the Company approved increasing the number of common shares authorized from 5,000,000 to 10,000,000 and on June 9, 2010, the Articles of Incorporation were amended to reflect this.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the nine and three months ending September 30, 2010 and 2009. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended September 30, 2010, was $240,505 or $0.08 per diluted share outstanding, compared to a $462,653 or $0.14 per diluted share outstanding, for the same period in 2009. Earnings for the three months ended September 30, 2010, are approximately 48% lower than for the same period in 2009. The decrease primarily results from an increase in the provision for loan losses. The provision for loan losses increased from $261,001 in the third quarter of 2009 to $636,736 in the third quarter of 2010. The increase in the loan loss provision results from continued weakness in the economy that necessitated an increase in reserves associated with impaired loans. Net interest income increased 7.9% from $1,990,519 in the third quarter of 2009 to $2,148,654 in 2010. The lower cost of funds in the third quarter of 2010, compared to 2009 was largely responsible for the margin increase. The cost of funds decreased from 1.69% in the third quarter of 2009 to 1.31% in the third quarter of 2010. Asset yields decreased from 5.45% to 5.28% from 2009 to 2010. However, this decrease was offset by growth in average earning assets. Noninterest income decreased 1.5% in 2010 primarily due to a decrease in revenue from service charges on deposit accounts. Noninterest expenses increased 5.8% from $1,528,005 in the third quarter of 2009, to $1,616,525 in 2010. The increase is associated with increases in salaries and employee benefits, data processing cost and FDIC insurance premiums. These cost increases are attributable to growth.

Net income available for common stockholders for the nine months ended September 30, 2010, was $892,241 or $0.27 per diluted share outstanding compared to $1,737,481 or $0.51 per diluted share outstanding for the same period in 2009. This represents a 48.6% decrease in earnings from the first nine months of 2009 to the same period in 2010. This decrease is attributable to earnings from Freedom Finance, LLC, the Bank’s sales finance subsidiary, which recorded tax-exempt life insurance proceeds of $1,000,000 in the first quarter of 2009. The proceeds were on the life of a former partner of the subsidiary. Excluding the life insurance proceeds, noninterest income increased from $1,737,656 during the nine month period ended September 30, 2009 to $2,001,655 or 15.2% in 2010. The increase is primarily due to gains of $244,924 on the sale of a government guaranteed loan. No such sales were made in 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net interest income increased 16.7% from $5,537,468 in the first nine months of 2009 to $6,462,407 in 2010.

This increase is due to an improvement in the net interest margin driven by a continuing downward repricing of deposits during 2010. The provision for loan losses increased from $1,014,997 for the nine month period ended September 30, 2009 to $1,840,578 in 2010. The significant increase in the reserve was due to the weakening economy and its effects on credit quality and collateral values. This necessitated an increase in reserves associated with impaired loans. Reserves on impaired loans increased from approximately $2,132,000 at December 31, 2009 to $3,381,000 at September 30, 2010. The tax-exempt life insurance proceeds reduced the effective income tax rate for the nine months ended September 30, 2009, to 17.98%. The effective income tax rate for the nine months ended September 30, 2010 was 36.59%. Income tax expense increased 48.2% over the 2009 total.

On September 30, 2010, Surrey Bancorp’s assets totaled $220,943,989 compared to $216,949,782 on December 31, 2009. Net loans were $173,197,531 compared to $180,442,154 on December 31, 2009. This decrease was primarily attributable to the sale of the guaranteed portion of a government guaranteed loan amounting to approximately $4,500,000 and a net increase in the loan loss reserve of approximately $1,113,000. Loan balances decreased slightly for the nine months ended September 30, 2010, as loan demand decreased.

Total deposits on September 30, 2010, were $179,773,303 compared to $173,974,558 at the end of 2009. This increase is primarily attributable to increases in demand deposits and savings deposits, which include money market accounts. Demand deposits increased 20.36% from 2009 totals, while savings deposits increased 11.71%. Certificates of deposit deceased 6.12% from December 31, 2009 totals.

Common stockholders’ equity increased by $946,380 or 3.98% during the nine months ended September 30, 2010. The increase is comprised of net income of $1,086,348, proceeds from exercised stock options of $34,450 and other stock based compensation of $21,774. Decreases included adjustments to Accumulated Other Comprehensive Income of $2,085 and the payment and accrual of preferred dividends $194,107. The net increase resulted in a common stock book value of $7.72 per share, up from $7.44 on December 31, 2009. The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity increased $23,736 during the period ended September 30, 2010, as detailed in Note 7 to the financial statements. Combined preferred and common stockholders’ equity increased $970,116, or 3.41% for the nine months ended September 30, 2010.

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

Investments in available for sale securities of $1,999,447 consisted of U.S. Governmental Agency obligations with maturities ranging from 21 to 23 months, corporate bonds with maturities of 7.75 years to 8.0 years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on September 30, 2010, were $173,197,531 compared to $180,442,154 on December 31, 2009. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 71.4% of the Bank’s loans as of September 30, 2010, are fixed rate loans with 28.6% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2010, were $179,773,303, compared to $173,974,558 on December 31, 2009. The September total comes from a base of approximately 12,421 accounts compared to 12,176 accounts at December 31, 2009. Interest-bearing accounts represented 81.4% of September 30, 2010 period end deposits versus 85.8% at December 31, 2009.

Short-term Debt

Short-term debt at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Federal Home Loan Bank advances	$—	$3,750,000
Payable under secured borrowing	—	—

	$—	$3,750,000

During the quarter ended June 30, 2010, amounts payable under secured borrowings of $1,131,300, which represented proceeds from a transaction involving a loan guaranteed by the SBA, were recorded as a sale. The initial transaction met all the criteria to receive sales treatment under ASC 860 except for the lapse of the 90-day warranty period for prepayments. Upon the expiration of the warranty period in June 2010, the transaction was recorded as an asset sale with the securing loan and secured borrowing being removed from the balance sheet and the gain recorded in the income statement. No such transactions occurred during the quarter ended September 30, 2010.

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

	Ratio	Minimum Required For Capital Adequacy Purposes

September 30, 2010:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.86%	8.0%
Surrey Bank & Trust	17.08%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	16.60%	4.0%
Surrey Bank & Trust	15.81%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.69%	4.0%
Surrey Bank & Trust	12.07%	4.0%

December 31, 2009:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.00%	8.0%
Surrey Bank & Trust	16.12%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	15.73%	4.0%
Surrey Bank & Trust	14.86%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.50%	4.0%
Surrey Bank & Trust	11.80%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

The chart below shows the amount of non-performing assets.

Non-Performing Assets to Total Assets:

	September 30, 2010	December 31, 2009

Nonaccrual loans	$4,442,628	$983,043
Loans past due 90 days and still accruing	253,057	2,825
Foreclosed assets	296,335	53,336

Total	$4,992,020	$1,039,204

Total assets	$220,943,989	$216,949,782

Ratio of non-performing assets to total assets	2.26%	0.48%

At September 30, 2010, the Bank had loans totaling $4,442,628 in nonaccrual status. Foreclosed assets at September 30, 2010 primarily include commercial and residential real estate and undeveloped land. Loans that were considered impaired but were still accruing interest at September 30, 2010, including troubled debt restructurings, totaled $7,155,560. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due to the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $3,380,614 at quarter end, or 29.7% of the balances outstanding. Government loan guarantees associated with these loans amounted to $4,022,205 at September 30, 2010. Combined specific reserves and guarantees amount to 65.1% of nonaccrual and impaired loans at September 30, 2010.

Impaired loans (including troubled debt restructures) still accruing and nonaccrual loans are summarized below:

	September 30, 2010	December 31, 2009

Construction and development	$56,363	$144,255
1-4 family residential	1,190,083	612,516
Nonfarm, nonresidential	2,618,806	781,797
Commercial and industrial	7,492,271	5,192,563
Consumer	16,330	50,924
Other loans	4,336	1,060

Total impaired and nonaccural	$11,378,189	$6,783,115

Total troubled debt restructures amounted to $3,784,024 and $384,584 at September 30, 2010 and December 31, 2009, respectively. These troubled debt restructures are primarily nonfarm, nonresidential loans and commercial and industrial loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	September 30, 2010		December 31, 2009

Construction and development	$5,790,613	3.24%	$8,044,967	4.35%
1-4 family residential	47,054,360	26.30%	46,355,854	25.05%
Multi-family	1,898,331	1.06%	2,005,142	1.08%
Farmland	2,632,991	1.47%	2,458,748	1.33%
Nonfarm, non-residential	47,351,314	26.47%	51,527,856	27.84%

Total real estate	104,727,609	58.54%	110,392,567	59.65%

Commercial and industrial	67,199,483	37.56%	67,428,438	36.44%
Consumer	6,977,325	3.90%	7,085,464	3.83%
Other loans	6,891	—%	155,653	0.08%

Total loans	$178,911,308	100.00%	$185,062,122	100.00%

The concentrations represented above do not, based on management’s assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s size, the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including whether a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors, such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $41,876,000 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $32,931,000 at September 30, 2010. Loan guarantees by loan class are below:

	September 30, 2010	Guaranteed Portion
		Amount	Percentage

Construction and development	$5,790,613	$—	0.00%
1-4 family residential	47,054,360	1,103,808	2.35%
Multi-family	1,898,331	36,551	1.93%
Farmland	2,632,991	596,137	22.64%
Nonfarm, non-residential	47,351,314	14,263,011	30.12%

Total real estate	104,727,609	15,999,507	15.28%

Commercial and industrial	67,199,483	16,931,514	25.20%
Consumer	6,977,325	—	0.00%
Other loans	6,891	—	0.00%

Total loans	$178,911,308	$32,931,021	18.41%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,145,100 at September 30, 2010. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $12,389,052 at September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses charged to operations was $1,840,578 in the first nine months of 2010 compared to $1,014,997 for the same period in 2009. The provision attributable to the Bank increased from $905,788 in 2009 to $1,826,755 in 2010. This increase is primarily attributable to increases in reserves on impaired loans. The increased reserves on impaired loans primarily resulted from the deterioration of the debtors’ collateral bases on specific loans during the first nine months of 2010. These collateral bases include inventory and accounts receivable, among other operating assets. Reserves for nonaccrual and impaired loans at September 30, 2010 amounted to $3,380,614, compared to $2,132,474 at December 31, 2009. The provision attributable to Freedom Finance, LLC decreased from $109,209 in 2009 to $13,823 for the nine months ended September 30, 2010. The decrease in the Freedom Finance, LLC provision was due to a decreasing loan base. Loan balances in the finance subsidiary decreased from $1,063,311 at December 31, 2009 to $801,546 at the end of September 2010. The notes to the consolidated financial statements contained within this report provide details of the activity in the allowance for loan losses.

The reserve for loan losses at September 30, 2010 was $5,782,869 or 3.23% of period end loans. This percentage is derived from total loans. Approximately $41,876,000 of the total loans outstanding at September 30, 2010 are government guaranteed loans for which the Bank’s exposure typically ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 3.95% of outstanding loans.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain economic environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past three years applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$—	$—	$257,318	$—
1-4 family residential	1,051,448	207,341	580,428	—
Nonfarm, non-residential	503,497	—	353,239	—
Commercial and industrial	1,037,808	45,109	429,361	—
Consumer	61,823	607	106,873	2,825
Other loans	—	—	7,243	—

	$2,654,576	$253,057	$1,734,462	$2,825

Percentage total loans	1.48%	0.14%	0.94%	0.00%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased from December 31, 2009 to September 30, 2010. The largest increases were in 1-4 family loans and commercial and industrial loans. The increases reflect the current economic conditions. Overall, past dues increased approximately 67.0% from the end of 2009 to September 30, 2010.

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

At September 30, 2010, the liquidity position of the Company was good, in management’s opinion with short-term liquid assets of $31,337,270. Deposit increases and proceeds from the sale of government guaranteed loans primarily accounted for the net increase in liquidity from December 31, 2009 totals. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $24,500,000. At September 30, 2010, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $16,239,000 of which $9,450,000 of advances had been taken down at September 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a “Smaller Reporting Company.”

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a “Smaller Reporting Company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation of Surrey Bancorp (as amended)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act

32.1	Certification of PEO/PFO Pursuant to Section 906 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: November 12, 2010	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)