Form 10-K
period 2010-12-31
SURREY BANCORP
filed 2011-03-28
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50313

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

☐

Indicate by checkmark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer [ ]

Non-accelerated filer	[ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was $14.3 million.

3,211,285 shares of the Registrant’s common stock were issued and outstanding as of March 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2010, is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15. The registrant’s Proxy Statement dated March 31, 2011, is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $4,600,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: residential real estate, real estate leasing and development, motion picture and sound recording industries, trucking, metal building fabrication and assembly, highway and bridge construction, furniture manufacturing and building contractors. Total loans and loan commitments to these industry groups at December 31, 2010 and 2009 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2010	2009
Real Estate	$20,092,000	$15,346,000
Fabricated Metal Products Manufacturing	10,243,000	8,876,000
Motion Picture and Sound Recording Industries	9,637,000	9,661,000

Truck Transportation	8,306,000	9,032,000
Amusement, Gambling, and Recreation Industries	6,387,000	6,378,000
Nonmetallic Mineral Product Manufacturing	5,445,000	3,922,000
Motor Vehicle and Parts Dealers	5,120,000	4,926,000
Wood Product Manufacturing	4,426,000	5,113,000
Heavy and Civil Engineering Construction	4,346,000	8,034,000
Repair and Maintenance Industries	3,802,000	4,372,000
Miscellaneous Manufacturing	3,638,000	-
Construction of Buildings	3,231,000	6,947,000
Food Service and Drinking Places	3,169,000	4,822,000
Religious, Civic and Similar Organizations	3,085,000	3,412,000
Furniture and Related Product Manufacturing	2,762,000	2,512,000
Offices of Physicians	2,541,000	-
Nursing and Residential Care Facilities	2,515,000	2,550,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2011.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with its impact on the existing federal bank regulatory framework discussed in further detail below.

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The

Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound

Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Company does not believe the Dodd-Frank Act and the recent guidance on compensation will materially impact the current compensation policies at the Company and Bank.

•

Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital (with an exception for certain small bank holding companies). Bank holding companies with at least $15 billion in assets as of December 31, 2009 will have five years to comply with this provision, and starting on January 1, 2013, these holding companies will phase in the requirement by deducting one-third of TRUPs per year for the following three years from Tier 1 capital. TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely. This will have no impact on the Company.

The Company expects that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company and Bank more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Branch Banking.    All banks located in North Carolina are authorized to branch statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business. Under the Dodd-Frank Act, national and state banks may branch within the state where the head office is located, to the extent permitted by that state. National and state banks may also branch de novo into another state to the same extent a bank headquartered in that state could branch within that state, subject to certain deposit concentration limits. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements.    Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2010, no reserves were required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $10.7 million and $55.2 million, and additional reserves were required to be maintained on aggregate balances in excess of $55.2 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2011, no reserves will be required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $10.7 million and $58.8 million, and additional reserves are required on aggregate balances in excess of $58.8 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank bearing nominal interest, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income. As of December 31, 2010, the Bank met its reserve requirements.

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

Dividends.  As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends depends upon the cash dividends the Company receives from the Bank. The Company’s primary source of income is dividends paid by the Bank. The Company must pay all of its operating expenses from funds it receives from the Bank. North Carolina banking law requires that dividends be paid out of retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available at the holding company or from the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve may impose restrictions on the Company’s payment of cash dividends since it is required to maintain its own adequate regulatory capital and is expected to serve as a source of financial strength and to commit resources to the Bank.

Deposit Insurance Assessments.  The enactment of the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, which effective July 22, 2010 was raised permanently to $250,000 per depositor pursuant to the Dodd-Frank Act. To obtain this deposit protection, banks must pay assessments to the FDIC. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the Deposit Insurance Fund will incur a loss with respect to that bank. Banks assigned to higher risk classifications (that is, banks that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. The FDIC determines the deposit insurance assessment rates on the basis of a bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized” (that would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the DIF of the FDIC. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the DIF. In addition, the FDIC can impose special assessments in certain instances. The insurance assessment rate for banks during 2010 ranged from 0.12% to 0.24% at the lowest assessment category up to a maximum assessment of 0.775% on a bank’s average deposit base. In an effort to encourage banks to limit the FDIC’s exposure, the 2010 insurance assessment rate formula also:

•	Reduced the assessment rate paid by a bank by up to 0.05% based on the amount of unsecured debt held by the institution;
•

Increased a bank’s assessment by up to 0.225% based on its risk profile if the bank has high levels of secured liabilities, since those claims must be paid before depositors can make claims in the event of a failure; and

•	Increased a bank’s assessment if it is already considered risky and brokered deposits make up more than 10% of the institution’s domestic deposits.

The Bank’s deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which it is assigned. Any increase in insurance assessments could have an adverse effect on the Company’s earnings.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013, which has now been increased to 1.35% by the Dodd-Frank Act. In order achieve these levels, the FDIC has issued special deposit insurance assessments and raised deposit insurance rates. In addition, the Dodd-Frank Act authorizes the FDIC to make additional special assessments and, for the first time in its history, charge examination fees.

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

Capital Adequacy.  The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Bank is also subject to capital requirements and limits on activities established by the FDIC. The Federal Reserve’s and the FDIC’s capital adequacy regulations are based upon a risk based capital determination, whereby institution’s adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital.

Every bank holding company and bank has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December

31, 2010, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 11.88%, 15.97% and 17.24%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 30, 2010, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had ten (10) officers, sixty (60) full-time employees (including the officers), and eleven (11) part-time employees as of December 31, 2010.

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

The Company has a modular training facility located at 143 North Renfro Street, Mount Airy, North Carolina. The modular unit has approximately 1,600 square feet of floor space.

The Bank owns a one-story brick building at 165 North Renfro Street that serves as the offices for its sales finance subsidiary, Freedom Finance, LLC. The building has approximately 1,600 square feet of floor space.

The Bank has two branch locations in Mount Airy, North Carolina. The 1280 West Pine Street branch is a two-story brick building with approximately 4,500 square feet of floor space. The branch also has drive up facilities and is leased under a five-year agreement, which extends through March of 2015. The 2050 Rockford Street branch is a one-story brick building with approximately 2,400 square feet of floor space with drive up facilities.

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

The Bank owns all of its facilities except for the West Pine Street branch, which it leases as described above.

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

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2010– Price Per Share		2009 – Price Per Share
	High	Low	High	Low
First Quarter	$8.50	$6.00	$10.05	$4.85
Second Quarter	$7.60	$6.25	$9.45	$7.25
Third Quarter	$6.55	$5.50	$9.48	$7.80
Fourth Quarter	$6.65	$5.65	$8.50	$7.60

The last sales price of the common stock on March 14, 2011 was $6.15. The approximate number of holders of the Company’s 3,206,495 shares of Common Stock as of December 31, 2010 is 1,600. There are 189,356 shares of the Company’s Series A Preferred Stock issued and outstanding as of December 31, 2010. The preferred stock is non-cumulative and each share is convertible into 2.0868 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003.

On December 1, 2010, the Company issued 181,154 shares of Series D 5.0% Convertible Non-Cumulative Perpetual Preferred Stock for $7.08 per share, netting proceeds of $1,248,482 after issue cost. The shares have a liquidation value of $7.08 per share and are convertible into one share of common stock at the election of the holder, but are not redeemable at the option of the holder. Provided that the market value of Surrey’s common stock is $8.85 on or after January 1, 2014, Surrey may redeem all or a portion of the outstanding shares of Series D Preferred Stock at a redemption price of $7.08 per share. The shares were issued in a private placement and are held by approximately 15 stockholders of record. The shares are non-voting and convertible into one shares of common stock.

On January 9, 2009, the Company issued and sold to the US Department of the Treasury (i) 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and (ii) a warrant to purchase 100.001 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), at an initial exercise price of $0.01 per share (the “Warrant”). The Warrant was immediately exercised by Treasury. The Series B Preferred Stock paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series C Preferred Stock paid cumulative dividends at a rate of 9% per annum. The Series B and C Preferred Stock had no maturity date and ranked senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

On December 29, 2010, the Company repurchased all of its outstanding Series B Preferred Stock and Series C Preferred Stock for an aggregate purchase price of $2.1 million, including approximately $13 thousand of accrued and unpaid dividends and approximately $40,000 in unamortized discounts. The Company funded the repurchase of the Preferred Stock primarily with cash on hand and the net proceeds received on December 1, 2010 upon the completion of its private placement of its Series D Preferred Stock as described above.

Each holder of Common Stock is entitled to dividends paid by the Company when and if declared by the Board of Directors from funds legally available. The determination and declaration of dividends is within the discretion of the Board of Directors subject to legal conditions. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the ability to pay cash dividends depends upon the cash dividends received from the subsidiary bank (Surrey Bank & Trust). The Company’s only source of income is dividends paid by the Bank and interest income from excess funds invested in time deposits with the Bank. The Company must pay all of its operating expenses from funds that are received from the Bank. North Carolina banking requires that dividends from a bank be paid out of the Bank’s retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available from the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Subject to these restrictions, the Board of Directors will consider the payment of dividends when it is deemed prudent to do so.

No cash dividends on the common stock of the Company were declared in 2010.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2010 attached as Exhibit 15 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2010 attached as Exhibit 15 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a “Smaller Reporting Company.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2010 attached as Exhibit 15 to this Form 10-K.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2010, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2010, Surrey Bancorp’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a provision in the Dodd-Frank Act that exempts smaller reporting companies, like the Company, from the requirement to provide the auditor’s attestation report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2011.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2011.

The following table sets forth equity compensation plan information at December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	69,815	$9.25	-
Equity compensation plans not approved by security holders	NA	NA	NA
Total	69,815	$9.25	-

A description of the Company’s equity compensation plans is presented in Note 15 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2011.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of the report:

		2010 Annual Report
		To Stockholders Pages*
1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	December 31, 2010 and 2009	3

	Consolidated Statements of Income
	Years ended December 31, 2010 and 2009	4

	Consolidated Statements of Changes in Stockholders’
	Equity Years ended December 31, 2010 and 2009	5

	Consolidated Statements of Cash Flows
	Years ended December 31, 2010 and 2009	6 – 7

	Notes to Consolidated Financial Statements	8 – 39

	Report of Registered Public Accounting Firm	40

*	Incorporated by reference from the indicated pages of the 2010 Annual Report to Stockholders

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

SURREY BANCORP

3/28/11	s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
s/ Edward C. Ashby, III	Director, President and	3/28/11
Edward C. Ashby, III	Chief Executive Officer (Principal Executive Officer)

s/ Mark H. Towe	Sr. Vice President and	3/28/11
Mark H. Towe	Chief Financial Officer (Principal Financial Officer)

s/ Hylton Wright	Chairman of the Board	3/28/11
Hylton Wright

s/ William A. Johnson	Director	3/28/11
William A. Johnson

s/ Elizabeth Johnson Lovill	Director	3/28/11
Elizabeth Johnson Lovill

s/ Robert H. Moody	Director	3/28/11
Robert H. Moody

s/ Tom G. Webb	Director	3/28/11
Tom G. Webb

s/ Gene Rees	Director	3/28/11
Gene Rees

s/ Buddy Williams	Director	3/28/11
Buddy Williams

INDEX TO EXHIBITS

Exhibit	Description

3.1	Surrey Bancorp Articles of Incorporation	Filed herewith

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.3	Executive Salary Continuation Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 2nd Quarter Form 10Q

10.4	Executive Salary Continuation Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2005 2nd Quarter Form 10Q

10.5	Executive Salary Continuation Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.2 to the Registrant’s 2005 2nd Quarter Form 10Q

10.6	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.7	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.8	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.9	Amendment No. One to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2007 Form 10-K

10.10	Amendment No. One to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.4 to the Registrant’s 2007 Form 10-K

10.11	Amendment No. One to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.6 to the Registrant’s 2007 Form 10-K

10.12	Amendment No. Two to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.12 to the Registrant’s 2008 Form 10-K

10.13	Amendment No. Two to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.13 to the Registrant’s 2008 Form 10-K

10.14	Amendment No. Two to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.14 to the Registrant’s 2008 Form 10-K

15.1	2010 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-K)	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Elliott Davis, LLC	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith