Form 10-Q
period 2011-03-31
SURREY BANCORP
filed 2011-05-12
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

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

On May 6, 2011 there were 3,211,285 common shares issued and outstanding.

Consolidated Balance Sheets

March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

	March 2011	December 2010

Assets
Cash and due from banks	$2,740,041	$2,398,433
Interest-bearing deposits with banks	28,890,790	22,792,088
Federal funds sold	705,244	702,121
Investment securities available for sale	2,509,797	2,012,132
Restricted equity securities	941,379	941,379
Loans, net of allowance for loan losses of $4,649,023 at March 31, 2011 and $6,683,922 at December 31, 2010	176,469,043	171,794,247
Property and equipment, net	4,688,552	4,726,483
Foreclosed assets	613,303	450,532
Accrued income	907,772	955,516
Goodwill	120,000	120,000
Bank owned life insurance	3,311,605	3,284,990
Other assets	3,437,690	3,474,563

Total assets	$225,335,216	$213,652,484

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$33,687,625	$27,954,669
Interest-bearing	150,954,296	146,005,404

Total deposits	184,641,921	173,960,073

Long-term debt	9,450,000	9,450,000
Dividends payable	45,228	35,515
Accrued interest payable	257,955	227,887
Other liabilities	1,772,764	1,334,854

Total liabilities	196,167,868	185,008,329

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,211,285 and 3,206,495 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	9,481,760	9,464,178
Retained earnings	15,887,046	15,380,083
Accumulated other comprehensive loss	(70,265)	(68,913)

Total stockholders’ equity	29,167,348	28,644,155

Total liabilities and stockholders’ equity	$225,335,216	$213,652,484

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended March 31, 2011 and 2010 (Unaudited)

	2011	2010

Interest income
Loans and fees on loans	$2,724,152	$2,765,188
Federal funds sold	337	156
Investment securities, taxable	12,414	13,628
Deposits with banks	5,331	4,153

Total interest income	2,742,234	2,783,125

Interest expense
Deposits	474,070	526,275
Short-term debt	—	3,761
Long-term debt	91,536	99,076

Total interest expense	565,606	629,112

Net interest income	2,176,628	2,154,013

Provision for loan losses	158,897	949,357

Net interest income after provision for loan losses	2,017,731	1,204,656

Noninterest income
Service charges on deposit accounts	247,891	262,175
Gain on sale of government guaranteed loans	—	212,059
Fees and yield spread premiums on loans delivered to correspondents	27,176	26,683
Other service charges and fees	118,959	99,135
Other operating income	199,452	204,708

Total noninterest income	593,478	804,760

Noninterest expense
Salaries and employee benefits	878,585	871,010
Occupancy expense	95,460	109,309
Equipment expense	58,863	64,036
Data processing	86,831	96,559
Foreclosed assets, net	19,424	4,192
Postage, printing and supplies	42,503	50,011
Professional fees	123,207	83,895
FDIC insurance premiums	83,290	51,882
Other expense	342,209	325,846

Total noninterest expense	1,730,372	1,656,740

Net income before income taxes	880,837	352,676

Income tax expense	328,646	122,900

Net income	552,191	229,776

Preferred stock dividends and accretion of discount	(45,228)	(63,060)

Net income available to common stockholders	$506,963	$166,716

Basic earnings per common share	$0.16	$0.05

Diluted earnings per common share	$0.15	$0.05

Basic weighted average common shares outstanding	3,208,730	3,206,029

Diluted weighted average common shares outstanding	3,785,032	3,604,712

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010 (Unaudited)

	2011	2010

Cash flows from operating activities
Net income	$552,191	$229,776
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	59,177	63,441
Gain on sale of property and equipment	(300)	—
Loss on the sale of foreclosed assets	(1,780)	(237)
Stock-based compensation, net of tax benefit	5,271	7,258
Provision for loan losses	158,897	949,357
Deferred income taxes	(89)	(12,628)
Accretion of discount on securities, net of amortization of premiums	219	1,927
Increase in cash surrender value of life insurance	(26,615)	(26,971)
Changes in assets and liabilities:
Accrued income	47,744	(6,873)
Other assets	37,810	(68,791)
Accrued interest payable	30,068	22,173
Other liabilities	437,910	25,507

Net cash provided by operating activities	1,300,503	1,183,939

Cash flows from investing activities
Net increase in interest-bearing deposits with banks	(6,098,702)	(5,589,075)
Net increase in federal funds sold	(3,123)	(100,000)
Purchases of investment securities	(1,502,500)	(1,500,000)
Sales and maturities of investment securities	1,002,416	1,502,322
Redemption of restricted equity securities	—	35
Net (increase) decrease in loans	(5,062,055)	2,439,864
Proceeds from the sale of foreclosed assets	67,371	14,687
Purchases of property and equipment	(21,246)	(24,453)
Proceeds from the sale of property and equipment	300	—

Net cash (used in) investing activities	(11,617,539)	(3,256,620)

Cash flows from financing activities
Net increase in deposits	10,681,848	2,046,313
Net decrease in short-term debt	—	(1,118,700)
Net increase in long-term debt	—	1,000,000
Dividends paid	(35,515)	(57,319)
Common stock options exercised	12,311	34,450

Net cash provided by financing activities	10,658,644	1,904,744

Net increase (decrease) in cash and cash equivalents	341,608	(167,937)

Cash and cash equivalents, beginning	2,398,433	1,923,621

Cash and cash equivalents, ending	$2,740,041	$1,755,684

Supplemental disclosures of cash flow information
Interest paid	$535,538	$606,939

Taxes paid	$39,419	$69,577

Loans transferred to foreclosed properties	$228,362	$182,026

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Three months ended March 31, 2011 and 2010 (Unaudited)

	Preferred Stock	Common Stock		Retained	Unrealized Appreciation (Depreciation) on
	Amount	Shares	Amount	Earnings	Securities	Total

Balance, January 1, 2010	$4,626,830	3,198,105	$9,406,429	$14,468,089	$(75,996)	$28,425,352

Comprehensive income
Net income	—	—	—	229,776	—	229,776
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $2,588	—	—	—	—	(4,126)	(4,126)

Total comprehensive income						225,650

Common stock options exercised	—	8,390	34,450	—	—	34,450
Stock-based compensation, net of tax benefit	—	—	7,258	—	—	7,258
Dividends declared on convertible Series A preferred stock ($.16 per share)	—	—	—	(29,415)	—	(29,415)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	7,607	—	—	(33,645)	—	(26,038)

Balance, March 31, 2010	$4,634,437	3,206,495	$9,448,137	$14,634,805	$(80,122)	$28,637,257

Balance, January 1, 2011	$3,868,807	3,206,495	$9,464,178	$15,380,083	$(68,913)	$28,644,155

Comprehensive income
Net income	—	—	—	552,191	—	552,191
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $848	—	—	—	—	(1,352)	(1,352)

Total comprehensive income						550,839

Common stock options exercised	—	4,790	12,311	—	—	12,311
Stock-based compensation, net of tax benefit	—	—	5,271	—	—	5,271

Dividends declared on Series A convertible preferred stock ($.16 per share)	—	—	—	(29,415)	—	(29,415)
Dividends declared on Series D convertible preferred stock ($.09 per share)	—	—	—	(15,813)	—	(15,813)

Balance, March 31, 2011	$3,868,807	3,211,285	$9,481,760	$15,887,046	$(70,265)	$29,167,348

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and its changes in stockholders’ equity and comprehensive income and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2010, included in the Company’s Form 10-K. The balance sheet at December 31, 2010, has been taken from the audited financial statements at that date.

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

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2010 contain a summary of the significant accounting policies. The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2011 and December 31, 2010, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at March 31, 2011 and December 31, 2010.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or cost on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan using the interest method. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Payments received on nonaccrual loans are first applied to principal and any residual amounts are then applied to interest. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status. Past due loans are determined on the basis of contractual terms.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION, CONTINUED

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Note 6.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION, CONTINUED

Recent Accounting Pronouncements, continued

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for the Company beginning January 1, 2011 and had no effect on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events have occurred requiring accrual or disclosure.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The amortized costs of securities available for sale and their approximate fair values at March 31, 2011 and December 31, 2010 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2011
Government-sponsored enterprises	$2,002,294	$247	$—	$2,002,541
Mortgage-backed securities	71,848	2,283	—	74,131
Corporate bonds	550,000	—	116,875	433,125

	$2,624,142	$2,530	$116,875	$2,509,797

December 31, 2010
Government-sponsored enterprises	$1,500,000	$1,770	$—	$1,501,770
Mortgage-backed securities	74,278	1,584	—	75,862
Corporate bonds	550,000	—	115,500	434,500

	$2,124,278	$3,354	$115,500	$2,012,132

At March 31, 2011 and December 31, 2010, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law. The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at March 31, 2011, were as follows:

	Amortized Cost	Fair Value

Due in one year or less	$502,294	$500,920
Due after one year through five years	1,500,000	1,501,621
Due after five years through ten years	606,881	491,730
Due after ten years	14,967	15,526

	$2,624,142	$2,509,797

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to corporate bonds issued by other banks at March 31, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2011
Corporate bonds	$—	$—	$433,125	$116,875	$433,125	$116,875

	$—	$—	$433,125	$116,875	$433,125	$116,875

December 31, 2010
Corporate bonds	$—	$—	$434,500	$115,500	$434,500	$115,500

	$—	$—	$434,500	$115,500	$434,500	$115,500

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are two securities in the portfolio with unrealized losses for a period greater than 12 months. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The Company had no gross realized gains or losses from the sales of investment securities for the three month periods ended March 31, 2011 and 2010.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2011 and 2010 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. The potential dilutive shares are represented by common stock options and by the Series A and D convertible preferred stock. Each share of the Series A preferred is convertible into 2.0868 shares of common stock. Each share of Series D preferred is convertible into one share of common stock.

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2011, the Company had commitments to extend credit, including unused lines of credit of approximately $35,815,000. Letters of credit totaling $1,429,326 were outstanding.

NOTE 5. LOANS

The major components of loans in the balance sheets at March 31, 2011 and December 31, 2010 are below.

	2011	2010

Commercial	$70,333,721	$66,377,076
Real estate:
Construction and land development	6,125,086	5,986,045
Residential, 1-4 families	43,293,412	46,356,711
Residential, 5 or more families	2,304,407	1,853,346
Farmland	2,804,562	2,854,481
Nonfarm, nonresidential	49,043,395	48,170,698
Agricultural	65,359	73,852
Consumer, net of discounts of $16,271 in 2011 and $14,770 in 2010	7,102,666	6,759,770

	181,072,608	178,431,979

Deferred loan origination costs, net of fees	45,458	46,190

	181,118,066	178,478,169
Allowance for loan losses	(4,649,023)	(6,683,922)

	$176,469,043	$171,794,247

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $24,157,000 and $25,141,000 at March 31, 2011 and December 31, 2010.

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The allocation of the allowance for loan losses by loan components at March 31, 2011 and 2010 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

2011

Allowance for credit losses:
Beginning balance	$118,797	$1,696,068	$1,199,292	$3,411,403	$205,662	$52,700	$6,683,922
Charge-offs	(12,097)	(1,052,192)	(199,909)	(969,108)	(13,036)	—	(2,246,342)
Recoveries	996	528	5,952	39,675	5,395	—	52,546
Provision	4	122,237	(142,557)	168,709	5,804	4,700	158,897

Ending balance	$107,700	$766,641	$862,778	$2,650,679	$203,825	$57,400	$4,649,023

Ending balance: individually evaluated for impairment	$—	$59,941	$233,877	$1,465,980	$—	$—	$1,759,798

Ending balance: collectively evaluated for impairment	$107,700	$706,700	$628,901	$1,184,699	$203,825	$57,400	$2,889,225

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$6,125,086	$43,293,412	$49,043,395	$70,333,721	$7,102,666	$5,174,328	$181,072,608

Ending balance: individually evaluated for impairment	$165,267	$1,058,194	$3,814,978	$7,282,254	$1,686	$—	$12,322,379

Ending balance: collectively evaluated for impairment	$5,959,819	$42,235,218	$45,228,417	$63,051,467	$7,100,980	$5,174,328	$168,750,229

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

2010

Allowance for credit losses:
Beginning balance	$106,397	$628,963	$696,044	$2,903,267	$281,134	$54,100	$4,669,905
Charge-offs	—	—	(109,948)	(59,360)	(25,338)	—	(194,646)
Recoveries	—	—	—	368	12,624	—	12,992
Provision	(1,400)	52,700	60,548	829,221	7,888	400	949,357

Ending balance	$104,997	$681,663	$646,644	$3,673,496	$276,308	$54,500	$5,437,608

Ending balance: individually evaluated for impairment	$11,197	$120,063	$54,344	$2,784,396	$5,040	$2,673	$2,977,713

Ending balance: collectively evaluated for impairment	$93,800	$561,600	$592,300	$889,100	$271,268	$51,827	$2,459,895

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$7,871,429	$46,355,242	$47,375,159	$68,885,846	$6,955,156	$4,808,600	$182,251,432

Ending balance: individually evaluated for impairment	$85,580	$431,158	$379,953	$6,863,152	$25,819	$2,673	$7,788,335

Ending balance: collectively evaluated for impairment	$7,785,849	$45,924,084	$46,995,206	$62,022,694	$6,929,337	$4,805,927	$174,463,097

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2011 and December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2011
With no related allowance recorded:
Construction and development	$165,267	$165,267	$—	$167,456	$378
1-4 family residential	931,590	984,694	—	991,864	11,136
Nonfarm, nonresidential	2,462,005	2,624,736	—	2,579,559	24,083
Commercial and industrial	2,679,214	2,805,125	—	2,856,599	33,224
Consumer	1,686	1,686	—	1,686	—
Other loans	—	—	—	—	—

	6,239,762	6,581,508	—	6,597,164	68,821

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	126,604	126,604	59,941	133 555	—
Nonfarm, nonresidential	1,352,972	1,352,973	233,877	1,482,651	4,656
Commercial and industrial	4,603,041	4,618,130	1,465,980	4,724,235	36,451
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	6,082,617	6,097,707	1,759,798	6,340,441	41,107

Combined:
Construction and development	$165,267	$165,267	$—	$167,456	$378
1-4 family residential	1,058,194	1,111,298	59,941	1,125,419	11,136
Nonfarm, nonresidential	3,814,977	3,977,709	233,877	4,062,210	28,739
Commercial and industrial	7,282,255	7,423,255	1,465,980	7,580,834	69,675
Consumer	1,686	1,686	—	1,686	—
Other loans	—	—	—	—	—

	$12,322,379	$12,679,215	$1,759,798	$12,937,605	$109,928

December 31, 2010
With no related allowance recorded:
Construction and development	$97,436	$97,436	$—	$173,163	$5,758
1-4 family residential	931,920	931,920	—	938,365	55,516
Nonfarm, nonresidential	2,098,860	2,098,860	—	2,136,591	110,297
Commercial and industrial	2,246,985	2,246,985	—	2,289,276	123,804
Consumer	10,439	10,439	—	10,439	—
Other loans	—	—	—	—	—

	5,385,640	5,385,640	—	5,547,834	295,375

With an allowance recorded:
Construction and development	$39,267	$39,267	$12,097	$38,893	$1,357
1-4 family residential	1,240,144	1,240,144	1,118,468	1,243,083	39,709
Nonfarm, nonresidential	2,169,536	2,169,536	604,692	2,216,160	126,030
Commercial and industrial	5,803,125	5,803,125	2,334,003	6,076,005	276,677
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	9,252,072	9,252,072	4,069,260	9,574,141	443,773

Combined:
Construction and development	$136,703	$136,703	$12,097	$212,056	$7,115
1-4 family residential	2,172,064	2,172,064	1,118,468	2,181,448	95,225
Nonfarm, nonresidential	4,268,396	4,268,396	604,692	4,352,751	236,327
Commercial and industrial	8,050,110	8,050,110	2,334,003	8,365,281	400,481
Consumer	10,439	10,439	—	10,439	—
Other loans	—	—	—	—	—

	$14,637,712	$14,637,712	$4,069,260	$15,121,975	$739,148

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category. The following presents by class, an aging analysis of the recorded investment in loans.

	30-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing

March 31, 2011

Construction and development	$77,010	$—	$77,010	$6,048,076	$6,125,086	$—
1-4 family residential	874,742	421,552	1,296,294	41,997,118	43,293,412	—
Nonfarm, nonresidential	177,219	414,635	591,854	48,451,541	49,043,395	370,980
Commercial and industrial	1,170,111	1690,518	2,860,629	67,473,092	70,333,721	35,000
Consumer	64,897	1,686	66,583	7,036,083	7,102,666	—
Other loans	12,100	—	12,100	5,162,228	5,174,328	—

Total	$2,376,079	$2,528,391	$4,904,470	$176,168,138	$181,072,608	$405,980

Non-accruals included in above	$67,592	$2,050,108	$2,117,700	$1,875,636	$3,993,336

December 31, 2010

Construction and development	$67,993	$39,267	$107,260	$5,878,785	$5,986,045	$—
1-4 family residential	766,017	272,405	1,038,422	45,318,289	46,356,711	—
Nonfarm, nonresidential	229,393	220,321	449,714	47,720,984	48,170,698	—
Commercial and industrial	567,740	1,351,710	1,919,450	64,457,626	66,377,076	—
Consumer	143,832	—	143,832	6,615,938	6,759,770	—
Other loans	3,472	—	3,472	4,778,207	4,781,679	—

Total	$1,778,447	$1,883,703	$3,662,150	$174,769,829	$178,431,979	$—

Non-accruals included in above	$369,103	$1,883,703	$2,252,806	$4,109,322	$6,362,128

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if appropriately classified and impairment, if any. All other loans greater than $500,000, commercial lines greater than $250,000 and personal lines of credit greater than $100,000, and unsecured loans greater than $100,000 are specifically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as when a loan becomes past due, the Company will evaluate the loan grade.

Loans excluded from the scope of the annual review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged off. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful

March 31, 2011

Construction and development	$6,125,086	$5,959,819	$165,267	$—	$—
1-4 family residential	43,293,412	42,130,431	1,152,612	10,369	—
Nonfarm, nonresidential	49,043,395	47,059,356	1,984,039	—	—
Commercial and industrial	70,333,721	65,207,307	5,126,414	—	—
Consumer	7,102,666	7,087,765	12,090	2,811	—
Other loans	5,174,328	5,174,328	—	—	—

	$181,072,608	$172,619,006	$8,440,422	$13,180	$—

	100.0%	95.3%	4.7%	0.0%	0.0%

Guaranteed portion of loans	$34,573,287	$32,759,701	$1,813,586	$—	$—

	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2010

Construction and development	$5,986,045	$5,734,638	$45,321	$206,086	$—
1-4 family residential	46,356,711	42,883,560	1,107,370	1,333,354	1,032,427
Nonfarm, nonresidential	48,170,698	42,327,738	3,422,697	2,420,263	—
Commercial and industrial	66,377,076	57,588,350	1,912,777	6,094,833	781,116
Consumer	6,759,770	6,651,805	91,224	13,864	2,877
Other loans	4,781,679	4,781,679	—	—	—

	$178,431,979	$159,967,770	$6,579,389	$10,068,400	$1,816,420

	100.0%	89.7%	3.7%	5.6%	1.0%

Guaranteed portion of loans	$32,259,668	$26,882,077	$2,260,301	$3,117,290	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. FAIR VALUE

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011 substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. FAIR VALUE, CONTINUED

Servicing Assets

A valuation of loan servicing rights is performed on an individual basis due to the small number of loans serviced. Loans are evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the loan, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
March 31, 2011	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,003	$—	$2,003	$—
Mortgage-backed securities	74	—	74	—
Corporate bonds	433	—	433	—
Servicing assets	94	—	—	94

Total assets at fair value	$2,604	$—	$2,510	$94

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$1,502	$—	$1,502	$—
Mortgage-backed securities	76	—	76	—
Corporate bonds	434	—	434	—
Servicing assets	95	—	—	95

Total assets at fair value	$2,107	$—	$2,012	$95

Total liabilities at fair value	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. FAIR VALUE, CONTINUED

For the three months ended March 31, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2011	2010
	Fair Value	Fair Value

Balance, January 1	$94,878	$—
Capitalized	—	64,115
Amortization included in other income	(732)	(101)

Balance, March 31	$94,146	$64,014

Gains on the sale of government guaranteed loans are presented as a separate component of noninterest income on the consolidated statements of income for the quarters ended March 31, 2011 and 2010.

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

(in thousands)
March 31, 2011	Total	Level 1	Level 2	Level 3

Loans-commercial and industrial	$3,137	$—	$3,137	$—
Loans-nonfarm, non-residential	1,119	—	1,119	—
Loans-other	67	—	67	—
Foreclosed assets	613	—	613	—

Total assets at fair value	$4,936	$—	$4,936	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3

Loans-commercial and industrial	$3,469	$—	$3,469	$—
Loans-nonfarm, non-residential	1,565	—	1,565	—
Loans- 1- 4 family residential	90	—	90	—
Loans-other	56	—	56	—
Foreclosed assets	451	—	451	—

Total assets at fair value	$5,631	$—	$5,631	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a non-recurring basis at March 31, 2011 or December 31, 2010.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. FAIR VALUE, CONTINUED

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

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximate fair value.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$2,740	$2,740	$2,398 $	2,398
Federal funds sold and interest-bearing deposits with banks	29,596	29,596	23,494	23,494
Securities, available for sale	2,510	2,510	2,012	2,012
Restricted equity securities	941	941	941	941
Loans, net of allowance for loan losses	176,469	170,369	171,794	163,470
Bank owned life insurance	3,312	3,312	3,285	3,285

Financial Liabilities
Deposits	184,642	160,938	173,960	156,565
Long-term debt	9,450	9,653	9,450	9,848
Commitments and contingencies	—	—	—	—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ EQUITY

On December 1, 2010, the Company issued 181,154 shares of Series D 5.0% Convertible Non-Cumulative Perpetual Preferred Stock for $7.08 per share, netting proceeds of $1,248,482 after issue costs. The shares have a liquidation value of $7.08 per share and are convertible into one share of common stock at the election of the holder, but are not redeemable at the option of the holder. Provided that the market value of the Company’s common stock is $8.85 on or after January 1, 2014, the Company may redeem all or a portion of the outstanding shares of Series D Preferred Stock at a redemption price of $7.08 per share. The shares were issued in a private placement and are held by approximately 15 stockholders of record. The shares are non-voting and convertible into one share of common stock.

On December 29, 2010, the Company repurchased all of its remaining outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B and Fixed Rate Cumulative Perpetual Preferred Stock, Series C, which was issued by the Company to the United States Treasury Department, for an aggregate purchase price of $2.1 million, including approximately $13 thousand of accrued and unpaid dividends and approximately $40 thousand in discount accretions. The Company funded the repurchase of the Preferred Stock primarily with cash on hand and the net proceeds received on December 1, 2010 upon the completion of its private placement of its Series D Preferred Stock as described above.

The following table details preferred stock transactions for the three months ending March 31, 2011 and 2010.

	Convertible						Convertible
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2010	189,356	$2,620,325	2,000	$1,903,283	100	$103,222	—	$—

Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	8,325	—	(718)	—	—

Balance, March 31, 2010	189,356	$2,620,325	2,000	$1,911,608	100	$102,504	—	$—

Balance, January 1, 2011	189,356	$2,620,325	—	$—	—	$—	181,154	$1,248,482

Balance, March 31, 2011	189,356	$2,620,325	—	$—	—	$—	181,154	$1,248,482

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three months ending March 31, 2011 and 2010. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended March 31, 2011, was $506,963 or $0.15 per diluted share outstanding, compared to a $166,716 or $0.05 per diluted share outstanding, for the same period in 2010. Earnings for the three months ended March 31, 2011, are approximately 204.1% higher than for the same period in 2010. The increase results from an 83.2% reduction in the provision for loan losses. The provision decreased from $949,357 in the first quarter of 2010 to $158,897 in 2011. Over the past two years reserves were increased due to weakness in the economy that necessitated an increase in reserves associated with impaired loans. During the first quarter of 2011 the level of impaired loans stabilized. Certain loans that were reserved in previous quarters were charged off resulting in an improvement of the credit quality of the loan portfolio, as noted in Note 6 to the financial statements. Net interest income increased slightly from $2,154,013 in the first quarter of 2010 to $2,176,628 in 2011. A lower cost of funds continued to drive improvements in net interest income. The cost of funds decreased from 1.37% in the first quarter of 2010 to 1.24% in the first quarter of 2011. Asset yields decreased slightly from 5.41% to 5.37% from 2010 to 2011, as well. Noninterest income decreased 26.3% in 2011 primarily due to a reduction in gains on the sale of a government guaranteed loan. No such sales were made in 2011 after recording income of $212,059 in the first quarter of 2010. Noninterest expenses increased 4.4% from $1,656,740 in the first quarter of 2010, to $1,730,372 in 2011. Most of the increase is associated with increased FDIC insurance premiums and professional fees. FDIC insurance premiums increased from $51,882 in 2010 to $83,290 in 2011. Professional fees increased mostly due to the timing of audit expenses and legal fees associated with troubled loans.

On March 31, 2011, Surrey Bancorp’s assets totaled $225,335,216 compared to $213,652,484 on December 31, 2010. Net loans were $176,469,043 compared to $171,794,247 on December 31, 2010. This increase was attributable to increases in total loans of approximately $2,600,000 and a net decrease in the loan loss reserve of approximately $2,000,000. Commercial loans increased 6.0% during the quarter ended March 31, 2011, much of which were government guaranteed loans. Interest-bearing deposits with banks increased from $22,792,088 at December 31, 2010 to $28,890,790 at March 31, 2011 due to approximately a $10,700,000 increase in deposits during the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Total deposits on March 31, 2011, were $184,641,921 compared to $173,960,073 at the end of 2010. This increase is primarily attributable to increases in all primary deposit categories; demand deposits, savings deposits, including money market accounts and certificates of deposit. Demand deposits increased 5.37% from 2010 totals, while savings deposits increased 9.60%. Certificates of deposit increased 5.58% from December 31, 2010 totals.

Common stockholders’ equity increased by $523,193 or 2.11% during the three months ended March 31, 2011. The increase is comprised of net income of $552,191, proceeds from exercised stock options of $12,311, and other stock based compensation of $5,271. Decreases included the payment and accrual of preferred dividends and adjustments to Accumulated Other Comprehensive Income of $45,228 and $1,352, respectively. The net increase resulted in a common stock book value of $7.88 per share, up from $7.73 on December 31, 2010.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended March 31, 2011, as detailed in Note 8 to the financial statements. Combined preferred and common stockholders’ equity increased $523,193, or 1.83% for the three months ended March 31, 2011.

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

Investments in available for sale securities of $2,509,797 consisted of U.S. Governmental Agency obligations with maturities ranging from 16 to 35 months, corporate bonds with maturities of 7.25 years to 7.50 years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2011, were $176,469,043 compared to $171,794,247 on December 31, 2010. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 70.9% of the Bank’s loans as of March 31, 2011, are fixed rate loans with 29.1% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2011, were $184,641,921, compared to $173,960,073 on December 31, 2010. The March total comes from a base of approximately 12,403 accounts compared to 12,295 accounts at December 31, 2010. Interest-bearing accounts represented 81.8% of March 31, 2011 period end deposits versus 83.9% at December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Federal Funds Purchased

The Company had no federal funds purchased at March 31, 2011 or December 31, 2010. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

Stockholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities. The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes

March 31, 2011:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.08%	8.0%
Surrey Bank & Trust	16.86%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	15.81%	4.0%
Surrey Bank & Trust	15.59%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.40%	4.0%
Surrey Bank & Trust	12.22%	4.0%

December 31, 2010:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.24%	8.0%
Surrey Bank & Trust	16.99%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	15.97%	4.0%
Surrey Bank & Trust	15.72%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	11.88%	4.0%
Surrey Bank & Trust	11.69%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	March 31, 2011	December 31, 2010

Nonaccrual loans	$3,993,336	$6,362,127
Loans past due 90 days and still accruing	405,980	—
Foreclosed assets	613,303	450,532

Total	$5,012,619	$6,812,959

Total assets	$225,335,216	$213,652,484

Ratio of nonperforming assets to total assets	2.23%	3.19%

At March 31, 2011, the Bank had loans totaling $3,993,336 in nonaccrual status. Foreclosed assets at March 31, 2011 primarily include undeveloped land, 1-4 family dwellings and nonfarm, nonresidential property. Loans that were considered impaired but were still accruing interest at March 31, 2011 including troubled debt restructurings, totaled $8,329,043. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due to the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $1,759,798 at quarter end, or 14.3% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	March 31, 2011	December 31, 2010

Construction and development	$165,267	$136,703
1-4 family residential	1,058,194	2,172,065
Nonfarm, nonresidential	3,814,977	4,268,396
Commercial and industrial	7,282,255	8,050,109
Consumer	1,686	10,439

Total impaired and nonaccrual	$12,322,379	$14,637,712

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	March 31, 2011		December 31, 2010

Construction and development	$6,125,086	3.38%	$5,986,045	3.35%
1-4 family residential	43,293,412	23.91%	46,356,711	25.98%
Multi-family	2,304,407	1.27%	1,853,346	1.04%
Farmland	2,804,562	1.55%	2,854,481	1.60%
Nonfarm, non-residential	49,043,395	27.09%	48,170,698	27.00%

Total real estate	103,570,862	57.20%	105,221,281	58.97%

Agricultural	65,359	0.04%	73,852	0.04%
Commercial and industrial	70,333,721	38.84%	66,377,076	37.20%
Consumer	7,102,666	3.92%	6,759,770	3.79%

Total loans	$181,072,608	100.00%	$178,431,979	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s size the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $43,511,000 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $34,573,000 at March 31, 2011. Loan guarantees by loan class are below:

	March 31,	Guaranteed Portion
	2011	Amount	Percentage

Construction and development	$6,125,086	$—	—%
1-4 family residential	43,293,412	1,048,026	2.42%
Multi-family	2,304,407	31,849	1.38%
Farmland	2,804,562	562,751	20.07%
Nonfarm, non-residential	49,043,395	13,896,583	28.34%

Total real estate	103,570,862	15,539,209	15.00%

Agricultural	65,359	—	—%
Commercial and industrial	70,333,721	19,034,078	27.06%
Consumer	7,102,666	—	—%

Total loans	$181,072,608	$34,573,287	19.09%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,326,294 at March 31, 2011. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $8,149,276 at March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses charged to operations was $158,897 in the first three months of 2011 compared to $949,357 for the same period in 2010. The provision attributable to the Bank decreased from $950,876 in 2010 to $151,428 in 2011. The difference in the Bank’s loan loss provision and the consolidated provision relates to the losses in Freedom Finance, LLC, which were minor during the first quarter. The Bank’s decrease is primarily attributable to a stabilization of impaired loans in the first quarter of 2011. Additionally, certain loans that were reserved in previous quarters were charged off resulting in an improvement in the overall credit quality of the loan portfolio (see Note 6). These factors combined to negate the need for higher reserves in the first quarter of 2011. Charge offs totaling $2,238,177 were taken by the Bank in the three month period ended March 31, 2011. Reserves for nonaccrual and impaired loans at March 31, 2011 amounted to $1,759,798, compared to $2,977,713 at December 31, 2010.

The reserve for loan losses on March 31, 2011, was $4,649,023 or 2.56% of period end loans. This percentage is derived from total loans. Approximately $43,511,000 of the total loans outstanding at March 31, 2011, are government guaranteed loans for which the Bank’s exposure ranges from 10% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 3.17% of outstanding loans. This compares to 4.57% as of December 31, 2010. This decrease is directly related to the charge off of loans during the quarter.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past two years applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve, although that portion did increase during the first quarter due to the effect of charged off loans. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$77,010	$—	$67,993	$39,267
1-4 family residential	874,742	421,552	766,017	272,405
Nonfarm, non-residential	177,219	414,635	229,393	220,321
Commercial and industrial	1,170,111	1,690,518	567,740	1,351,710
Consumer	64,897	1,686	143,832	—
Other loans	12,100	—	3,472	—

	$2,376,079	$2,528,391	$1,778,447	$1,809,703

Ratio to total loans	1.31%	1.40%	1.00%	1.06%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased from December 31, 2010 to March 31, 2011. The largest increase was in commercial and industrial loans. The increase is primarily attributable to one customer which accounted for approximately $866,000 of the 30-89 day past dues at March 31, 2011, compared to $61,000 at December 31, 2010. Approximately, $371,000 of the commercial 90 day past dues is attributable to one customer. Overall past dues increased approximately 34 percent from the end of 2010 to March 31, 2011.

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

At March 31, 2011, the liquidity position of the Company was good, in management’s opinion, with short-term liquid assets of $32,336,075. Deposit increases accounted for the net increase in liquidity from December 31, 2010 totals. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $25,500,000. At March 31, 2011, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $17,267,000 of which $9,450,000 of advances had been taken down at March 31, 2011.

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

Surrey Bancorp

Date: May 12, 2011	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)