Form 10-Q
period 2011-06-30
SURREY BANCORP
filed 2011-08-12
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

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

(336) 783-3900

(Registrant’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On August 5, 2011 there were 3,215,764 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	June 2011	December 2010

Assets
Cash and due from banks	$2,641,584	$2,398,433
Interest-bearing deposits with banks	37,255,803	22,792,088
Federal funds sold	705,453	702,121
Investment securities available for sale	2,516,590	2,012,132
Restricted equity securities	892,304	941,379
Loans, net of allowance for loan losses of $4,468,475 at June 30, 2011 and $6,683,922 at December 31, 2010	172,005,516	171,794,247
Property and equipment, net	4,694,516	4,726,483
Foreclosed assets	186,730	450,532
Accrued income	925,856	955,516
Goodwill	120,000	120,000
Bank owned life insurance	3,337,525	3,284,990
Other assets	3,062,606	3,474,563

Total assets	$228,344,483	$213,652,484

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$33,666,556	$27,954,669
Interest-bearing	153,884,442	146,005,404

Total deposits	187,550,998	173,960,073

Long-term debt	9,100,000	9,450,000
Dividends payable	45,729	35,515
Accrued interest payable	247,017	227,887
Other liabilities	1,556,053	1,334,854

Total liabilities	198,499,797	185,008,329

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,213,230 and 3,206,495 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	9,487,704	9,464,178
Retained earnings	16,552,494	15,380,083
Accumulated other comprehensive loss	(64,319)	(68,913)

Total stockholders’ equity	29,844,686	28,644,155

Total liabilities and stockholders’ equity	$228,344,483	$213,652,484

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Six months ended June 30, 2011 and 2010 (Unaudited)

	2011	2010

Interest income
Loans and fees on loans	$5,376,596	$5,539,444
Federal funds sold	795	404
Investment securities, taxable	26,358	25,663
Deposits with banks	8,004	11,711

Total interest income	5,411,753	5,577,222

Interest expense
Deposits	933,423	1,042,286
Short-term debt	—	17,720
Long-term debt	182,900	203,463

Total interest expense	1,116,323	1,263,469

Net interest income	4,295,430	4,313,753

Provision for loan losses	(120,928)	1,203,842

Net interest income after provision for loan losses	4,416,358	3,109,911

Noninterest income
Service charges on deposit accounts	508,885	532,477
Gain on sale of government guaranteed loans	—	244,924
Fees and yield spread premiums on loans delivered to correspondents	53,618	49,737
Other service charges and fees	247,027	223,049
Other operating income	359,979	369,462

Total noninterest income	1,169,509	1,419,649

Noninterest expense
Salaries and employee benefits	1,761,997	1,723,400
Occupancy expense	197,180	197,230
Equipment expense	120,497	136,383
Data processing	185,588	196,774
Foreclosed assets, net	140,332	15,682
Postage, printing and supplies	102,754	118,508
Professional fees	190,460	152,578
FDIC insurance premiums	139,577	118,281
Other expense	694,440	635,019

Total noninterest expense	3,532,825	3,293,855

Net income before income taxes	2,053,042	1,235,705

Income tax expense	789,674	455,156

Net income	1,263,368	780,549

Preferred stock dividends and accretion of discount	(90,957)	(128,813)

Net income available to common stockholders	$1,172,411	$651,736

Basic earnings per common share	$0.37	$0.20

Diluted earnings per common share	$0.33	$0.20

Basic weighted average common shares outstanding	3,210,498	3,206,263

Diluted weighted average common shares outstanding	3,786,800	3,604,913

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended June 30, 2011 and 2010 (Unaudited)

	2011	2010

Interest income
Loans and fees on loans	$2,652,444	$2,774,256
Federal funds sold	458	248
Investment securities, taxable	13,944	12,035
Deposits with banks	2,673	7,558

Total interest income	2,669,519	2,794,097

Interest expense
Deposits	459,353	516,011
Short-term debt	—	13,959
Long-term debt	91,364	104,387

Total interest expense	550,717	634,357

Net interest income	2,118,802	2,159,740

Provision for loan losses	(279,825)	254,485

Net interest income after provision for loan losses	2,398,627	1,905,255

Noninterest income
Service charges on deposit accounts	260,994	270,302
Gain on sale of government guaranteed loans	—	32,865
Fees and yield spread premiums on loans delivered to correspondents	26,442	23,054
Other service charges and fees	128,068	123,914
Other operating income	160,527	164,754

Total noninterest income	576,031	614,889

Noninterest expense
Salaries and employee benefits	883,412	852,390
Occupancy expense	101,720	87,921
Equipment expense	61,634	72,347
Data processing	98,757	100,215
Foreclosed assets, net	120,908	11,490
Postage, printing and supplies	60,251	68,497
Professional fees	67,253	68,683
FDIC insurance premiums	56,287	66,399
Other expense	352,231	309,173

Total noninterest expense	1,802,453	1,637,115

Net income before income taxes	1,172,205	883,029

Income tax expense	461,028	332,256

Net income	711,177	550,773

Preferred stock dividends and accretion of discount	(45,729)	(65,753)

Net income available to common stockholders	$665,448	$485,020

Basic earnings per common share	$0.21	$0.15

Diluted earnings per common share	$0.19	$0.14

Basic weighted average common shares outstanding	3,212,247	3,206,495

Diluted weighted average common shares outstanding	3,788,549	3,605,146

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010 (Unaudited)

	2011	2010

Cash flows from operating activities
Net income	$1,263,368	$780,549
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	120,055	127,763
Gain on sale of property and equipment	(670)	(300)
Loss on the sale of foreclosed assets	50,254	9,411
Stock-based compensation, net of tax benefit	11,213	14,516
Provision for loan losses	(120,928)	1,203,842
Deferred income taxes	(1,156)	12,724
Accretion of discount on securities, net of amortization of premiums	870	1,944
Increase in cash surrender value of life insurance	(52,535)	(55,308)
Changes in assets and liabilities:
Accrued income	29,660	(12,829)
Other assets	410,231	(868,538)
Accrued interest payable	19,130	(3,996)
Other liabilities	221,198	494,029

Net cash provided by operating activities	1,950,690	1,703,807

Cash flows from investing activities
Net increase in interest-bearing deposits with banks	(14,463,715)	(6,105,763)
Net increase in federal funds sold	(3,332)	(88,085)
Purchases of investment securities	(1,502,500)	(1,500,000)
Sales and maturities of investment securities	1,004,648	1,505,051
Redemption of restricted equity securities	49,100	10
Purchase of restricted equity securities	(25)	—
Net (increase) decrease in loans	(315,466)	4,219,857
Proceeds from the sale of foreclosed assets	438,673	54,890
Purchases of property and equipment	(88,088)	(32,727)
Proceeds from the sale of property and equipment	670	300

Net cash (used in) investing activities	(14,880,035)	(1,946,467)

Cash flows from financing activities
Net increase in deposits	13,590,925	3,598,122
Net decrease in short-term debt	—	(3,750,000)
Net (decrease) increase in long-term debt	(350,000)	750,000
Dividends paid	(80,742)	(113,984)
Common stock options exercised	12,313	34,450

Net cash provided by financing activities	13,172,496	518,588

Net increase (decrease) in cash and cash equivalents	243,151	275,928

Cash and due from banks, beginning	2,398,433	1,923,621

Cash and due from banks, ending	$2,641,584	$2,199,549

Supplemental disclosures of cash flow information
Interest paid	$1,097,193	$1,267,465

Taxes paid	$424,019	$819,457

Loans transferred to foreclosed properties	$225,125	$305,490

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Six months ended June 30, 2011 and 2010 (Unaudited)

	Preferred Stock	Common Stock		Retained	Unrealized Appreciation (Depreciation) on
	Amount	Shares	Amount	Earnings	Securities	Total

Balance, January 1, 2010	$4,626,830	3,198,105	$9,406,429	$14,468,089	$(75,996)	$28,425,352

Comprehensive income
Net income	—	—	—	780,549	—	780,549
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $9,764	—	—	—	—	15,564	15,564

Total comprehensive income						796,113

Common stock options exercised	—	8,390	34,450	—	—	34,450
Stock-based compensation, net of tax benefit	—	—	14,516	—	—	14,516
Dividends declared on convertible
Series A preferred stock ($.31 per share)	—	—	—	(59,157)	—	(59,157)
Dividends declared and accrued on Series B and
Series C preferred stock, net of discount accretion and (premium) amortization	15,762	—	—	(69,656)	—	(53,894)

Balance, June 30, 2010	$4,642,592	3,206,495	$9,455,395	$15,119,825	$(60,432)	$29,157,380

Balance, January 1, 2011	$3,868,807	3,206,495	$9,464,178	$15,380,083	$(68,913)	$28,644,155

Comprehensive income
Net income	—	—	—	1,263,368	—	1,263,368
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $2,882	—	—	—	—	4,594	4,594

Total comprehensive income						1,267,962

Common stock options exercised, net of shares surrendered in cashless exchange	—	6,735	12,313	—	—	12,313
Stock-based compensation, net of tax benefit	—	—	11,213	—	—	11,213

Dividends declared on Series A convertible preferred stock ($.31 per share)	—	—	—	(59,157)	—	(59,157)
Dividends declared on Series D convertible preferred stock ($.18 per share)	—	—	—	(31,800)	—	(31,800)

Balance, June 30, 2011	$3,868,807	3,213,230	$9,487,704	$16,552,494	$(64,319)	$29,844,686

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of June 30, 2011, the results of operations for the six and three months ended June 30, 2011 and 2010, and its changes in stockholders’ equity and comprehensive income and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2010, included in the Company’s Form 10-K. The balance sheet at December 31, 2010, has been taken from the audited financial statements at that date.

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

Surrey Investment Services, Inc., (“Subsidiary”) was organized and incorporated under the laws of the State of North Carolina on February 10, 1998. The subsidiary provides insurance services through SB&T Insurance and investment advice and brokerage services through LPL Financial.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2011 and December 31, 2010, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at June 30, 2011 and December 31, 2010.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The amortized costs of securities available for sale and their approximate fair values at June 30, 2011 and December 31, 2010 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2011
Government-sponsored enterprises	$2,001,656	$10,184	$—	$2,011,840
Mortgage-backed securities	69,603	2,022	—	71,625
Corporate bonds	550,000	—	116,875	433,125

	$2,621,259	$12,206	$116,875	$2,516,590

December 31, 2010
Government-sponsored enterprises	$1,500,000	$1,770	$—	$1,501,770
Mortgage-backed securities	74,278	1,584	—	75,862
Corporate bonds	550,000	—	115,500	434,500

	$2,124,278	$3,354	$115,500	$2,012,132

At June 30, 2011 and December 31, 2010, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law. The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at June 30, 2011, were as follows:

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	2,001,656	2,011,840
Due after five years through ten years	605,061	489,693
Due after ten years	14,542	15,057

	$2,621,259	$2,516,590

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to corporate bonds issued by other banks at June 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2011
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

The Company had no gross realized gains or losses from the sales of investment securities for the six and three month periods ended June 30, 2011 and 2010.

NOTE 3.	EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2011 and 2010 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

At June 30, 2011, the Company had commitments to extend credit, including unused lines of credit of approximately $37,364,000. Letters of credit totaling $1,341,974 were outstanding.

NOTE 5.	LOANS

The major components of loans in the balance sheets at June 30, 2011 and December 31, 2010 are below.

	2011	2010

Commercial	$67,791,434	$66,377,076
Real estate:
Construction and land development	5,544,068	5,986,045
Residential, 1-4 families	42,991,762	46,356,711
Residential, 5 or more families	2,257,358	1,853,346
Farmland	2,735,521	2,854,481
Nonfarm, nonresidential	48,365,786	48,170,698
Agricultural	50,088	73,852
Consumer, net of discounts of $16,063 in 2011 and $14,770 in 2010	6,697,606	6,759,770

	176,433,623	178,431,979

Deferred loan origination costs, net of fees	40,368	46,190

	176,473,991	178,478,169
Allowance for loan losses	(4,468,475)	(6,683,922)

	$172,005,516	$171,794,247

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $24,288,000 and $25,141,000 at June 30, 2011 and December 31, 2010.

NOTE 6.  ALLOWANCE FOR LOAN LOSSES

The allocation of the allowance for loan losses by loan components at June 30, 2011 and 2010 was as follows:

	Construction			Commercial
	&	1-4 Family	Nonfarm,	&
	Development	Residential	Nonresidential	Industrial	Consumer	Other	Total

2011

Allowance for credit losses:
Beginning balance	$118,797	$1,696,068	$1,199,292	$3,411,403	$205,662	$52,700	$6,683,922
Charge-offs	(27,468)	(1,105,516)	(203,418)	(959,152)	(27,387)	—	(2,322,941)
Recoveries	996	54,285	83,772	71,500	17,869	—	228,422
Provision	6,720	77,596	(204,924)	(537)	(3,383)	3,600	(120,928)

Ending balance	$99,045	$722,433	$874,722	$2,523,214	$192,761	$56,300	$4,468,475

Ending balance: individually evaluated for impairment	$645	$42,233	$301,922	$1,468,614	$—	$—	$1,813,414

Ending balance: collectively evaluated for impairment	$98,400	$680,200	$572,800	$1,054,600	$192,761	$56,300	$2,655,061

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,544,068	$42,991,762	$48,365,786	$67,791,434	$6,697,606	$5,042,967	$176,433,623

Ending balance: individually evaluated for impairment	$95,121	$1,052,398	$4,094,870	$6,998,129	$16,896	$—	$12,257,414

Ending balance: collectively evaluated for impairment	$5,448,947	$41,939,364	$44,270,916	$60,793,305	$6,680,710	$5,042,967	$164,176,209

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

2010

Allowance for credit losses:
Beginning balance	$106,397	$628,963	$696,044	$2,903,267	$281,134	$54,100	$4,669,905
Charge-offs	—	(26,728)	(109,948)	(82,830)	(48,427)	—	(267,933)
Recoveries	—	—	20,501	—	16,672	—	37,173
Provision	(23,497)	17,173	54,634	1,153,274	5,358	(3,100)	1,203,842

Ending balance	$82,900	$619,408	$661,231	$3,973,711	$254,737	$51,000	$5,642,987

Ending balance: individually evaluated for impairment	$—	$54,908	$87,331	$3,068,511	$—	$—	$3,210,750

Ending balance: collectively evaluated for impairment	$82,900	$564,500	$573,900	$905,200	$254,737	$51,000	$2,432,237

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$6,897,511	$46,751,717	$46,438,718	$68,522,853	$7,038,277	$4,636,669	$180,285,745

Ending balance: individually evaluated for impairment	$18,144	$652,749	$499,457	$6,543,616	$17,224	$5,813	$7,737,003

Ending balance: collectively evaluated for impairment	$6,879,367	$46,098,968	$45,939,261	$61,979,237	$7,021,053	$4,630,856	$172,548,742

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of June 30, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

June 30, 2011
With no related allowance recorded:
Construction and development	$78,500	$78,500	$—	$79,635	$—
1-4 family residential	865,148	922,961	—	933,245	15,566
Nonfarm, nonresidential	2,437,161	2,599,892	—	2,619,716	49,880
Commercial and industrial	2,645,793	2,645,794	—	2,722,209	70,210
Consumer	16,896	16,896	—	18,437	301
Other loans	—	—	—	—	—

	6,043,498	6,264,043	—	6,373,242	135,957

With an allowance recorded:
Construction and development	$16,622	$16,622	$645	$17,194	$—
1-4 family residential	187,249	215,624	42,233	198,000	372
Nonfarm, nonresidential	1,657,709	1,657,709	301,992	1,691,991	8,004
Commercial and industrial	4,352,336	4,478,247	1,468,614	4,723,398	76,791
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	6,213,916	6,368,202	1,813,414	6,630,583	85,167

Combined:
Construction and development	$95,122	$95,122	$645	$96,829	$—
1-4 family residential	1,052,397	1,138,585	42,233	1,131,245	15,938
Nonfarm, nonresidential	4,094,870	4,257,601	301,922	4,311,707	57,884
Commercial and industrial	6,998,129	7,124,041	1,468,614	7,445,607	147,001
Consumer	16,896	16,896	—	18,437	301
Other loans	—	—	—	—	—

	$12,257,414	$12,632,245	$1,813,414	$13,003,825	$221,124

December 31, 2010
With no related allowance recorded:
Construction and development	$97,436	$97,436	$—	$173,163	$5,758
1-4 family residential	931,920	931,920	—	938,365	55,516
Nonfarm, nonresidential	2,098,860	2,098,860	—	2,136,591	110,297
Commercial and industrial	2,246,985	2,246,985	—	2,289,276	123,804
Consumer	10,439	10,439	—	10,439	—
Other loans	—	—	—	—	—

	5,385,640	5,385,640	—	5,547,834	295,375

With an allowance recorded:
Construction and development	$39,267	$39,267	$12,097	$38,893	$1,357
1-4 family residential	1,240,144	1,240,144	1,118,468	1,243,083	39,709
Nonfarm, nonresidential	2,169,536	2,169,536	604,692	2,216,160	126,030
Commercial and industrial	5,803,125	5,803,125	2,334,003	6,076,005	276,677
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	9,252,072	9,252,072	4,069,260	9,574,141	443,773

Combined:
Construction and development	$136,703	$136,703	$12,097	$212,056	$7,115
1-4 family residential	2,172,064	2,172,064	1,118,468	2,181,448	95,225
Nonfarm, nonresidential	4,268,396	4,268,396	604,692	4,352,751	236,327
Commercial and industrial	8,050,110	8,050,110	2,334,003	8,365,281	400,481
Consumer	10,439	10,439	—	10,439	—
Other loans	—	—	—	—	—

	$14,637,712	$14,637,712	$4,069,260	$15,121,975	$739,148

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category. The following presents by class, an aging analysis of the recorded investment in loans.

						Recorded
						Investment
						> 90 Days
	30-89 Days	90 Days Plus	Total			and
	Past Due	Past Due	Past Due	Current	Total	Accruing

June 30, 2011

Construction and development	$180,544	$—	$180,544	$5,363,524	$5,544,068	$—
1-4 family residential	943,179	264,167	1,207,346	41,784,416	42,991,762	23,549
Nonfarm, nonresidential	552,023	—	552,023	47,813,763	48,365,786	—
Commercial and industrial	893,742	1,727,612	2,621,354	65,170,080	67,791,434	43,268
Consumer	53,130	8,463	61,593	6,636,013	6,697,606	2,742
Other loans	—	—	—	5,042,967	5,042,967	—

Total	$2,622,618	$2,000,242	$4,622,860	$171,810,763	$176,433,623	$69,559

Non-accruals included above	$494,212	$1,930,683	$2,424,895	$2,453,363	$4,878,258

December 31, 2010

Construction and development	$67,993	$39,267	$107,260	$5,878,785	$5,986,045	$—
1-4 family residential	766,017	272,405	1,038,422	45,318,289	46,356,711	—
Nonfarm, nonresidential	229,393	220,321	449,714	47,720,984	48,170,698	—
Commercial and industrial	567,740	1,351,710	1,919,450	64,457,626	66,377,076	—
Consumer	143,832	—	143,832	6,615,938	6,759,770	—
Other loans	3,472	—	3,472	4,778,207	4,781,679	—

Total	$1,778,447	$1,883,703	$3,662,150	$174,769,829	$178,431,979	$—

Non-accruals included above	$369,103	$1,883,703	$2,252,806	$4,109,322	$6,362,128

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further impairment or improvement to determine if appropriately classified. All other loans greater than $500,000, commercial lines greater than $250,000 and personal lines of credit greater than $100,000, and unsecured loans greater than $100,000 are specifically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as when a loan becomes past due, the Company will evaluate the loan grade.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

Loans by credit quality indicator are provided in the following table.

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

June 30, 2011

Construction and development	$5,544,068	$5,448,947	$95,121	$—	$—
1-4 family residential	42,991,762	41,870,311	1,121,451	—	—
Nonfarm, nonresidential	48,365,786	47,987,952	377,834	—	—
Commercial and industrial	67,791,434	62,937,773	4,853,661	—	—
Consumer	6,697,606	6,683,255	11,638	2,713	—
Other loans	5,042,967	5,042,967	—	—	—

	$176,433,623	$169,971,205	$6,459,705	$2,713	$—

	100.0%	96.3%	3.7%	0.0%	0.0%

Guaranteed portion of loans	$35,638,702	$32,665,430	$2,973,272	$—	$—

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

December 31, 2010

Construction and development	$5,986,045	$5,779,959	$206,086	$—	$—
1-4 family residential	46,356,711	43,990,930	1,333,354	65,143	967,284
Nonfarm, nonresidential	48,170,698	45,750,435	2,420,263	—	—
Commercial and industrial	66,377,076	59,501,127	6,094,833	—	781,116
Consumer	6,759,770	6,743,029	13,864	2,877	—
Other loans	4,781,679	4,781,679	—	—	—

	$178,431,979	$166,547,159	$10,068,400	$68,020	$1,748,400

	100.0%	93.3%	5.7%	0.0%	1.0%

Guaranteed portion of loans	$32,259,668	$29,142,378	$3,117,290	$—	$—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011 substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
June 30, 2011	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,012	$—	$2,012	$—
Mortgage-backed securities	72	—	72	—
Corporate bonds	433	—	433	—
Servicing assets	93	—	—	93

Total assets at fair value	$2,610	$—	$2,517	$93

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$1,502	$—	$1,502	$—
Mortgage-backed securities	76	—	76	—
Corporate bonds	434	—	434	—
Servicing assets	95	—	—	95

Total assets at fair value	$2,107	$—	$2,012	$95

Total liabilities at fair value	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. FAIR VALUE, CONTINUED

For the six months ended June 30, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2011	2010
	Fair Value	Fair Value

Balance, January 1	$94,878	$—
Capitalized	—	64,115
Amortization included in other income	(1,427)	(101)

Balance, June 30	$93,451	$64,014

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three month period ended June 30, 2011 was $732, which was amortized to other income. Gains on the sale of government guaranteed loans are presented as a separate component of noninterest income on the consolidated statements of income for the six and three months ended June 30, 2011 and 2010.

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

(in thousands)
June 30, 2011	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$2,884	$—	$2,884	$—
Loans-nonfarm, non-residential	1,734	—	1,734	—
Loans-other	207	—	207	—
Foreclosed assets	187	—	187	—

Total assets at fair value	$5,012	$—	$5,012	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$3,469	$—	$3,469	$—
Loans-nonfarm, non-residential	1,565	—	1,565	—
Loans- 1- 4 family residential	90	—	90	—
Loans-other	56	—	56	—
Foreclosed assets	451	—	451	—

Total assets at fair value	$5,631	$—	$5,631	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a non-recurring basis at June 30, 2011 or December 31, 2010.

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

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$2,642	$2,642	$2,398	$2,398
Federal funds sold and interest-bearing deposits with banks	37,961	37,961	23,494	23,494
Securities, available for sale	2,517	2,517	2,012	2,012
Restricted equity securities	892	892	941	941
Loans, net of allowance for loan losses	172,006	161,750	171,794	163,470
Bank owned life insurance	3,338	3,338	3,285	3,285

Financial Liabilities
Deposits	187,551	172,949	173,960	156,565
Long-term debt	9,100	9,456	9,450	9,848
Commitments and contingencies	—	—	—	—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	STOCKHOLDERS’ EQUITY

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

The following table details preferred stock transactions for the six months ended June 30, 2011 and 2010.

	Convertible Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Convertible Preferred Stock Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2010	189,356	$2,620,325	2,000	$1,903,283	100	$103,222	—	$—

Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	17,231	—	(1,469)	—	—

Balance, June 30, 2010	189,356	$2,620,325	2,000	$1,920,514	100	$101,753	—	$—

Balance, January 1, 2011	189,356	$2,620,325	—	$—	—	$—	181,154	$1,248,482

Balance, June 30, 2011	189,356	$2,620,325	—	$—	—	$—	181,154	$1,248,482

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the six and three months ending June 30, 2011 and 2010. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective June 5, 1998, the Bank became a member of the Federal Home Loan Bank.

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

Net income available for common stockholders for the three months ended June 30, 2011, was $665,448 or $0.19 per diluted share outstanding, compared to a $485,020 or $0.14 per diluted share outstanding, for the same period in 2010. Earnings for the three months ended June 30, 2011, are approximately 37.2% higher than for the same period in 2010. The increase results from a reduction in the provision for loan losses. The provision decreased from $254,485 in the second quarter of 2010 to a recapture of $279,825 in 2011. Over the past two years reserves were increased due to weakness in the economy that necessitated an increase in reserves associated with impaired loans. During the first half of 2011 the level of impaired loans stabilized. Certain loans that were reserved in previous quarters were charged off resulting in an improvement of the credit quality of the loan portfolio, as noted in Note 6 to the financial statements. The reserve was further impacted by an increase in loans carrying government guarantees. At June 30, 2011, the guaranteed portion of loans equaled 20.2% of total loans compared to 18.1% at December 31, 2010. Net interest income decreased slightly from $2,159,740 in the second quarter of 2010 to $2,118,802 in 2011. A reduction in average loan balances from the second quarter of 2010 to 2011 contributed to this decrease. Asset yields decreased from 5.32% to 4.97% from 2010 to 2011 due to the change in earning asset mix. The cost of funds continued to decrease from 1.35% in the second quarter of 2010 to 1.14% in the second quarter of 2011. Noninterest income decreased 6.3% in 2011 primarily due to a reduction in gains on the sale of a government guaranteed loan. No such sales were made in 2011 after recording income of $32,865 in the second quarter of 2010. Noninterest expenses increased 10.1% from $1,637,115 in the second quarter of 2010, to $1,802,453 in 2011. Most of the increase is associated with write downs of foreclosed assets and expenses incurred to maintain those assets. Foreclosed asset expense increased from $11,490 in the second quarter of 2010 to $120,908 in 2011.

Net income available for common stockholders for the six months ended June 30, 2011, was $1,172,411 or $0.33 per diluted share outstanding compared to $651,736 or $0.20 per diluted share outstanding for the same period in 2010. This represents an 80.9% increase in earnings for the first six months of 2011 compared to the same period in 2010. This increase is attributable to a reduction in the provision for loan losses. The provision decreased from $1,203,842 in the first six months of 2010 to a recapture of $120,928 during the same period in 2011. The charge off of nonperforming loans and the stabilization of the level of impaired loans during the period resulted in the recapture

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

of reserve. Additionally loan guarantee enhancements increased as a percentage of total loans which further improved the credit quality of the loan portfolio. Net interest income decreased slightly from $4,313,753 in the first six months of 2010 to $4,295,430 in 2011. This decrease is due to a reduction in the percentage of average loans compared to total earning assets for the six month period ended June 30, 2011 versus the same period in 2010. Overall assets yields have decreased as a result. A corresponding reduction in the cost of funds maintained the margin at near 2010 levels. Noninterest income decreased 17.6% in 2011 primarily due to a reduction in gains on the sale of a government guaranteed loan. No such sales were made in 2011 after recording income of $244,924 in the first six months of 2010. Noninterest expenses increased 7.3% from $3,293,855 in the six months ended June 30, 2010, to $3,532,825 for the same period in 2011. Most of the increase is associated with write downs and expenses associated with foreclosed assets. Foreclosed asset expense increased from $15,682 in first six months of 2010 to $140,332 in 2011. Other contributors to the increase were professional fees and FDIC premiums.

On June 30, 2011, Surrey Bancorp’s assets totaled $228,344,483 compared to $213,652,484 on December 31, 2010. Net loans were $172,005,516 compared to $171,794,247 on December 31, 2010. This increase was attributable to a reduction in total loans of approximately $2,004,000 coupled with a net decrease in the loan loss reserve of approximately $2,215,000. Commercial loans increased 2.0% during the six month period ended June 30, 2011, however real estate loans decreased over 3.2% leading to the net decrease. Interest-bearing deposits with banks increased from $22,792,088 at December 31, 2010 to $37,255,803 at June 30, 2011, due to approximately a $13,600,000 increase in deposits the first six months of 2011.

Total deposits on June 30, 2011, were $187,550,998 compared to $173,960,073 at the end of 2010. This increase is primarily attributable to increases in all primary deposit categories: demand deposits, savings deposits, including money market accounts and certificates of deposit. Demand deposits increased 8.82% from 2010 totals, while savings deposits increased 16.90%. Certificates of deposit increased 4.70% from December 31, 2010 totals.

Common stockholders’ equity increased by $1,200,531, or 4.85%, during the six months ended June 30, 2011. The increase is comprised of net income of $1,263,368, adjustments to Accumulated Other Comprehensive Income of $4,594, proceeds from exercised stock options of $12,313, and other stock based compensation of $11,213. Decreases included the payment and accrual of preferred dividends of $90,957. The net increase resulted in a common stock book value of $8.08 per share, up from $7.73 on December 31, 2010.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended June 30, 2011, as detailed in Note 8 to the financial statements. Combined preferred and common stockholders’ equity increased $1,200,531, or 4.19%, for the six months ended June 30, 2011.

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

Investments in available for sale securities of $2,516,590 consisted of U.S. Governmental Agency obligations with maturities ranging from 13 to 32 months, corporate bonds with maturities of 7.0 years to 7.25 years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2011, were $172,005,516 compared to $171,794,247 on December 31, 2010. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 72.5% of the Bank’s loans as of June 30, 2011, are fixed rate loans with 27.5% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2011, were $187,550,998, compared to $173,960,073 on December 31, 2010. The June total comes from a base of approximately 12,388 accounts compared to 12,295 accounts at December 31, 2010. Interest-bearing accounts represented 82.0% of June 30, 2011 period end deposits versus 83.9% at December 31, 2010.

Federal Funds Purchased

The Company had no federal funds purchased at June 30, 2011 or December 31, 2010. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

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

	Ratio	Minimum Required For Capital Adequacy Purposes

June 30, 2011:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.19%	8.0%
Surrey Bank & Trust	18.01%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	16.93%	4.0%
Surrey Bank & Trust	16.74%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.50%	4.0%
Surrey Bank & Trust	12.36%	4.0%

December 31, 2010:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.24%	8.0%
Surrey Bank & Trust	16.99%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	15.97%	4.0%
Surrey Bank & Trust	15.72%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	11.88%	4.0%
Surrey Bank & Trust	11.69%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Management reviews all criticized loans on a periodic basis for possible charge offs. Any unsecured loans that are 90 plus days past due must be charged off in full. If secured, a reserve equal to the potential loss will be established. Any charge off must be reported to the Board of Directors within 30 days. On a monthly basis, a management report of recovery actions will be provided to the Board of Directors.

Nonperforming assets are detailed below.

	June 30, 2011	December 31, 2010

Nonaccrual loans	$4,878,258	$6,362,127
Loans past due 90 days and still accruing	69,559	—
Foreclosed assets	186,730	450,532

Total	$5,134,547	$6,812,659

Total assets	$228,344,483	$213,652,484

Ratio of nonperforming assets to total assets	2.24%	3.19%

At June 30, 2011, the Bank had loans totaling $4,878,258 in nonaccrual status. Foreclosed assets at June 30, 2011 primarily include 1-4 family dwellings and nonfarm, nonresidential property. Loans that were considered impaired but were still accruing interest at June 30, 2011, including troubled debt restructurings, totaled $7,379,156. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $1,813,414 at quarter end, or 14.8% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	June 30, 2011	December 31, 2010

Construction and development	$95,122	$136,703
1-4 family residential	1,052,397	2,172,065
Nonfarm, nonresidential	4,094,870	4,268,396
Commercial and industrial	6,998,129	8,050,109
Consumer	16,896	10,439

Total impaired and nonaccrual	$12,257,414	$14,637,712

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	June 30, 2011		December 31, 2010

Construction and development	$5,544,068	3.14%	$5,986,045	3.35%
1-4 family residential	42,991,761	24.37%	46,356,711	25.98%
Multi-family	2,257,358	1.28%	1,853,346	1.04%
Farmland	2,735,521	1.55%	2,854,481	1.60%
Nonfarm, non-residential	48,365,786	27.41%	48,170,698	27.00%

Total real estate	101,894,494	57.75%	105,221,281	58.97%

Agricultural	50,088	0.03%	73,852	0.04%
Commercial and industrial	67,791,434	38.42%	66,377,076	37.20%
Consumer	6,697,607	3.80%	6,759,770	3.79%

Total loans	$176,433,623	100.00%	$178,431,979	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $45,071,000 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $35,639,000 at June 30, 2011. Loan guarantees by loan class are below:

	June 30, 2011	Guaranteed Portion
		Amount	Percentage

Construction and development	$5,544,068	$—	—%
1-4 family residential	42,991,761	1,009,782	2.35%
Multi-family	2,257,358	29,499	1.31%
Farmland	2,735,521	529,754	19.37%
Nonfarm, non-residential	48,365,786	13,875,919	28.69%

Total real estate	101,894,494	15,444,954	15.16%

Agricultural	50,088	—	—%
Commercial and industrial	67,791,434	20,193,748	29.79%
Consumer	6,697,607	—	—%

Total loans	$176,433,623	$35,638,702	20.20%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,223,521 at June 30, 2011. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $8,560,739 at June 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses recaptured through operations was $120,928 in the first six months of 2011 compared to a provision of $1,203,842 for the same period in 2010. The decrease in the loan loss provision is primarily attributable to a stabilization of impaired loans in the first six months of 2011. Additionally, certain loans that were reserved in previous quarters were charged off resulting in an improvement in the overall credit quality of the loan portfolio (see Note 6). These factors combined to negate the need for higher reserves during the period ended June 30, 2011. Charge offs totaling $2,322,941 were taken by the Bank in the six month period ended June 30, 2011. Reserves for nonaccrual and impaired loans at June 30, 2011 amounted to $1,813,414, compared to $4,069,260 at December 31, 2010.

The reserve for loan losses on June 30, 2011, was $4,468,475 or 2.53% of period end loans. This percentage is derived from total loans. Approximately $45,071,000 of the total loans outstanding at June 30, 2011, are government guaranteed loans for which the Bank’s exposure ranges from zero% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 3.13% of outstanding loans, compared to 4.57% as of December 31, 2010. This decrease is directly related to the charge off of troubled loans during the six months ended June 30, 2011.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past two years applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve, although that portion did increase during the first six months of 2011 due to the effect of charged off loans. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$180,544	$—	$67,993	$39,267
1-4 family residential	943,179	264,167	766,017	272,405
Nonfarm, non-residential	552,023	—	229,393	220,321
Commercial and industrial	893,742	1,727,612	567,740	1,351,710
Consumer	53,130	8,463	143,832	—
Other loans	—	—	3,472	—

	$2,622,618	$2,000,242	$1,778,447	$1,883,703

Ratio to total loans	1.49%	1.13%	1.00%	1.06%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased from December 31, 2010 to June 30, 2011. The largest increase was in commercial and industrial loans. The increase is primarily attributable to one customer which accounted for approximately $435,000 of the 30-89 day past dues at June 30, 2011, compared to $61,000 at December 31, 2010. Approximately, $1,654,000 of the commercial 90 day past dues at June 30, 2011 is attributable to one customer. At December 31, 2010, $1,282,000 of the commercial 90 day past dues was attributable to the same customer. Overall past dues increased approximately 29% from the end of 2010 to June 30, 2011. Past dues are down from the March 31, 2011, increase of 34% over 2010 year end totals.

Management believes that its loan portfolio is sufficiently diversified such that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank’s financial condition. Management believes that its provision and reserve offer an adequate allowance for loan losses and provide an appropriate reserve for the loan portfolio. The Bank lends primarily in Surry County, North Carolina and Patrick Country, Virginia and surrounding counties.

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

At June 30, 2011, the liquidity position of the Company was good, in management’s opinion, with short-term liquid assets of $40,602,840. Deposit increases accounted for the net increase in liquidity from December 31, 2010 totals. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $25,500,000. At June 30, 2011, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $17,694,000 of which $9,100,000 of advances had been taken down at June 30, 2011.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a “Smaller Reporting Company”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act

32.1	Certification of PEO/PFO Pursuant to Section 906 of the Sarbanes Oxley Act

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: August 12, 2011	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)