Form 10-Q
period 2011-09-30
SURREY BANCORP
filed 2011-11-14
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

On November 7, 2011 there were 3,215,764 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	September 2011	December 2010
Assets
Cash and due from banks	$2,570,375	$2,398,433
Interest-bearing deposits with banks	33,791,894	22,792,088
Federal funds sold	709,646	702,121
Investment securities available for sale	2,512,078	2,012,132
Restricted equity securities	852,629	941,379
Loans, net of allowance for loan losses of $4,628,232 at September 30, 2011 and $6,683,922 at December 31, 2010	176,116,287	171,794,247
Property and equipment, net	4,632,998	4,726,483
Foreclosed assets	182,480	450,532
Accrued income	1,043,727	955,516
Goodwill	120,000	120,000
Bank owned life insurance	3,363,465	3,284,990
Other assets	3,111,630	3,474,563

Total assets	$229,007,209	$213,652,484

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$36,568,922	$27,954,669
Interest-bearing	151,730,369	146,005,404

Total deposits	188,299,291	173,960,073

Long-term debt	8,100,000	9,450,000
Dividends payable	46,233	35,515
Accrued interest payable	249,132	227,887
Other liabilities	1,931,024	1,334,854

Total liabilities	198,625,680	185,008,329

Commitments and contingencies

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,215,764 and 3,206,495 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	9,500,158	9,464,178
Retained earnings	17,067,974	15,380,083
Accumulated other comprehensive loss	(55,410)	(68,913)

Total stockholders’ equity	30,381,529	28,644,155

Total liabilities and stockholders’ equity	$229,007,209	$213,652,484

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Nine months ended September 30, 2011 and 2010 (Unaudited)

	2011	2010

Interest income
Loans and fees on loans	$8,138,762	$8,277,716
Federal funds sold	1,210	594
Investment securities, taxable	40,275	37,655
Deposits with banks	11,645	20,053

Total interest income	8,191,892	8,336,018

Interest expense
Deposits	1,368,776	1,557,497
Short-term debt	—	17,720
Long-term debt	264,361	298,394

Total interest expense	1,633,137	1,873,611

Net interest income	6,558,755	6,462,407

Provision for loan losses	67,190	1,840,578

Net interest income after provision for loan losses	6,491,565	4,621,829

Noninterest income
Service charges on deposit accounts	767,978	800,693
Gain on sale of government guaranteed loans	—	244,924
Fees and yield spread premiums on loans delivered to correspondents	78,865	91,511
Other service charges and fees	372,673	335,456
Other operating income	548,662	529,071

Total noninterest income	1,768,178	2,001,655

Noninterest expense
Salaries and employee benefits	2,624,411	2,563,874
Occupancy expense	294,493	313,507
Equipment expense	179,090	192,050
Data processing	271,504	306,287
Foreclosed assets, net	140,190	23,644
Postage, printing and supplies	146,904	159,239
Professional fees	267,558	217,045
FDIC insurance premiums	176,286	184,271
Litigation settlement	130,000	—
Other expense	1,075,861	950,463

Total noninterest expense	5,306,297	4,910,380

Net income before income taxes	2,953,446	1,713,104

Income tax expense	1,128,365	626,756

Net income	1,825,081	1,086,348

Preferred stock dividends and accretion of discount	(137,190)	(194,107)

Net income available to common stockholders	$1,687,891	$892,241

Basic earnings per common share	$0.53	$0.28

Diluted earnings per common share	$0.48	$0.27

Basic weighted average common shares outstanding	3,212,087	3,206,341

Diluted weighted average common shares outstanding	3,788,389	3,603,784

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended September 30, 2011 and 2010 (Unaudited)

	2011	2010

Interest income
Loans and fees on loans	$2,762,166	$2,738,272
Federal funds sold	415	190
Investment securities, taxable	13,917	11,992
Deposits with banks	3,641	8,342

Total interest income	2,780,139	2,758,796

Interest expense
Deposits	435,353	515,211
Short-term debt	—	—
Long-term debt	81,461	94,931

Total interest expense	516,814	610,142

Net interest income	2,263,325	2,148,654

Provision for loan losses	188,118	636,736

Net interest income after provision for loan losses	2,075,207	1,511,918

Noninterest income
Service charges on deposit accounts	259,093	268,216
Gain on sale of government guaranteed loans	—	—
Fees and yield spread premiums on loans delivered to correspondents	25,247	41,774
Other service charges and fees	125,646	112,407
Other operating income	188,683	159,609

Total noninterest income	598,669	582,006

Noninterest expense
Salaries and employee benefits	862,414	840,474
Occupancy expense	97,313	116,277
Equipment expense	58,593	55,667
Data processing	85,916	109,513
Foreclosed assets, net	(142)	7,962
Postage, printing and supplies	44,150	48,996
Professional fees	77,098	64,467
FDIC insurance premiums	36,709	65,990
Litigation settlement	130,000	—
Other expense	381,421	307,179

Total noninterest expense	1,773,472	1,616,525

Net income before income taxes	900,404	477,399

Income tax expense	338,691	171,600

Net income	561,713	305,799

Preferred stock dividends and accretion of discount	(46,233)	(65,294)

Net income available to common stockholders	$515,480	$240,505

Basic earnings per common share	$0.16	$0.08

Diluted earnings per common share	$0.15	$0.08

Basic weighted average common shares outstanding	3,215,213	3,206,495

Diluted weighted average common shares outstanding	3,791,515	3,601,643

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010 (Unaudited)

	2011	2010

Cash flows from operating activities
Net income	$1,825,081	$1,086,348
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	183,205	194,072
Gain on sale of property and equipment	(760)	(400)
Loss on the sale of foreclosed assets	50,254	10,695
Stock-based compensation, net of tax benefit	17,155	21,774
Provision for loan losses	67,190	1,840,578
Deferred income taxes	(6,853)	13,738
Accretion of discount on securities, net of amortization of premiums	1,526	1,958
Increase in cash surrender value of life insurance	(78,475)	(83,364)
Changes in assets and liabilities:
Accrued income	(88,211)	54,612
Other assets	361,314	(1,216,011)
Accrued interest payable	21,245	(4,385)
Other liabilities	596,170	730,336

Net cash provided by operating activities	2,948,841	2,649,951

Cash flows from investing activities
Net increase in interest-bearing deposits with banks	(10,999,806)	(9,525,379)
Net increase in federal funds sold	(7,525)	(41,123)
Purchases of investment securities	(2,002,500)	(2,000,000)
Sales and maturities of investment securities	1,523,003	2,007,127
Redemption of restricted equity securities	88,800	71,385
Purchase of restricted equity securities	(50)	—
Net (increase) decrease in loans	(4,634,755)	5,082,011
Proceeds from the sale of foreclosed assets	463,323	68,340
Purchases of property and equipment	(89,720)	(108,105)
Proceeds from the sale of property and equipment	760	400

Net cash (used in) investing activities	(15,658,470)	(4,445,344)

Cash flows from financing activities
Net increase in deposits	14,339,218	5,798,745
Net decrease in short-term debt	—	(3,750,000)
Net (decrease) increase in long-term debt	(1,350,000)	250,000
Dividends paid	(126,472)	(170,976)
Common stock options exercised	18,825	34,450

Net cash provided by financing activities	12,881,571	2,162,219

Net increase (decrease) in cash and cash equivalents	171,942	366,826

Cash and due from banks, beginning	2,398,433	1,923,621

Cash and due from banks, ending	$2,570,375	$2,290,447

Supplemental disclosures of cash flow information
Interest paid	$1,611,892	$1,877,996

Taxes paid	$626,319	$1,246,897

Loans transferred to foreclosed properties	$245,525	$322,034

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Nine months ended September 30, 2011 and 2010 (Unaudited)

	Preferred Stock	Common Stock		Retained Earnings	Unrealized Appreciation (Depreciation) on Securities
	Amount	Shares	Amount			Total

Balance, January 1, 2010	$4,626,830	3,198,105	$9,406,429	$14,468,089	$(75,996)	$28,425,352

Comprehensive income
Net income	—	—	—	1,086,348	—	1,086,348
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $1,308	—	—	—	—	(2,085)	(2,085)

Total comprehensive income						1,084,263

Common stock options exercised	—	8,390	34,450	—	—	34,450
Stock-based compensation, net of tax benefit	—	—	21,774	—	—	21,774
Dividends declared on convertible Series A preferred stock ($.47 per share)	—	—	—	(89,226)	—	(89,226)
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	25,944	—	—	(104,881)	—	(81,145)

Balance, September 30, 2010	$4,652,774	3,206,495	$9,462,653	$15,360,330	$(78,081)	$29,395,468

Balance, January 1, 2011	$3,868,807	3,206,495	$9,464,178	$15,380,083	$(68,913)	$28,644,155

Comprehensive income
Net income	—	—	—	1,825,081	—	1,825,081
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $8,471	—	—	—	—	13,503	13,503

Total comprehensive income						1,838,584

Common stock options exercised, net of shares surrendered in cashless exchange	—	9,269	18,825	—	—	18,825
Stock-based compensation, net of tax benefit	—	—	17,155	—	—	17,155

Dividends declared on Series A convertible preferred stock ($.47 per share)	—	—	—	(89,225)	—	(89,225)
Dividends declared on Series D convertible preferred stock ($.26 per share)	—	—	—	(47,965)	—	(47,965)

Balance, September 30, 2011	$3,868,807	3,215,764	$9,500,158	$17,067,974	$(55,410)	$30,381,529

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of September 30, 2011, the results of operations for the nine and three months ended September 30, 2011 and 2010, and its changes in stockholders’ equity and comprehensive income and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the nine and three months ended September 30, 2011, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2010, included in the Company’s Form 10-K. The balance sheet at December 31, 2010, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2011 and December 31, 2010, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2011 and December 31, 2010.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 6.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION, CONTINUED

Recent Accounting Pronouncements, continued

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 7.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for the Company beginning January 1, 2011.

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments will be effective for the Company on January 1, 2012.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The amortized costs of securities available for sale and their approximate fair values at September 30, 2011 and December 31, 2010 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2011
Government-sponsored enterprises	$2,001,016	$8,679	$—	$2,009,695
Mortgage-backed securities	51,232	1,526	—	52,758
Corporate bonds	550,000	—	100,375	449,625

	$2,602,248	$10,205	$100,375	$2,512,078

December 31, 2010
Government-sponsored enterprises	$1,500,000	$1,770	$—	$1,501,770
Mortgage-backed securities	74,278	1,584	—	75,862
Corporate bonds	550,000	—	115,500	434,500

	$2,124,278	$3,354	$115,500	$2,012,132

At September 30, 2011 and December 31, 2010, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law. The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at September 30, 2011, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	2,001,016	2,009,695
Due after five years through ten years	586,895	487,542
Due after ten years	14,337	14,841

	$2,602,248	$2,512,078

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to corporate bonds issued by other banks at September 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
Corporate bonds	$—	$—	$449,625	$100,375	$449,625	$100,375

	$—	$—	$449,625	$100,375	$449,625	$100,375

December 31, 2010
Corporate bonds	$—	$—	$434,500	$115,500	$434,500	$115,500

	$—	$—	$434,500	$115,500	$434,500	$115,500

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

The Company had no gross realized gains or losses from the sales of investment securities for the nine and three month periods ended September 30, 2011 and 2010.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2011 and 2010 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At September 30, 2011, the Company had commitments to extend credit, including unused lines of credit of approximately $36,414,000. Letters of credit totaling $1,349,531 were outstanding.

NOTE 5. LOANS

The major components of loans in the balance sheets at September 30, 2011 and December 31, 2010 are below.

	2011	2010

Commercial	$71,722,630	$66,377,076
Real estate:
Construction and land development	5,253,339	5,986,045
Residential, 1-4 families	41,806,459	46,356,711
Residential, 5 or more families	2,259,445	1,853,346
Farmland	2,903,144	2,854,481
Nonfarm, nonresidential	49,721,494	48,170,698
Agricultural	43,263	73,852
Consumer, net of discounts of $21,169 in 2011 and $14,770 in 2010	7,013,836	6,759,770

	180,723,610	178,431,979

Deferred loan origination costs, net of fees	20,909	46,190

	180,744,519	178,478,169
Allowance for loan losses	(4,628,232)	(6,683,922)

	$176,116,287	$171,794,247

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $20,483,000 and $25,141,000 at September 30, 2011 and December 31, 2010.

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components at September 30, 2011 and 2010 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

2011

Allowance for credit losses:
Beginning balance	$118,797	$1,696,068	$1,199,292	$3,411,403	$205,662	$52,700	$6,683,922
Charge-offs	(27,468)	(1,113,243)	(203,418)	(1,007,729)	(45,010)	—	(2,396,868)
Recoveries	996	56,241	108,114	83,804	24,833	—	273,988
Provision	3,621	185,093	(233,826)	77,669	29,233	5,400	67,190

Ending balance	$95,946	$824,159	$870,162	$2,565,147	$214,718	$58,100	$4,628,232

Ending balance: individually evaluated for impairment	$146	$156,159	$277,262	$1,447,747	$—	$—	$1,881,314

Ending balance: collectively evaluated for impairment	$95,800	$668,000	$592,900	$1,117,400	$214,718	$58,100	$2,746,918

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,253,339	$41,806,459	$49,721,494	$71,722,630	$7,013,836	$5,205,852	$180,723,610

Ending balance: individually evaluated for impairment	$93,385	$949,971	$4,054,573	$6,338,214	$5,475	$—	$11,441,618

Ending balance: collectively evaluated for impairment	$5,159,954	$40,856,488	$45,666,921	$65,384,416	$7,008,361	$5,205,852	$169,281,992

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

2010

Allowance for credit losses:
Beginning balance	$106,397	$628,963	$696,044	$2,903,267	$281,134	$54,100	$4,669,905
Charge-offs	—	(26,748)	(109,948)	(545,752)	(92,774)	—	(775,222)
Recoveries	—	950	20,501	368	25,789	—	47,608
Provision	(25,800)	161,128	100,831	1,573,613	35,606	(4,800)	1,840,578

Ending balance	$80,597	$764,293	$707,428	$3,931,496	$249,755	$49,300	$5,782,869

Ending balance: individually evaluated for impairment	$12,097	$198,093	$120,928	$3,049,496	$—	$—	$3,380,614

Ending balance: collectively evaluated for impairment	$68,500	$566,200	$586,500	$882,000	$249,755	$49,300	$2,402,255

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,790,613	$47,054,360	$47,351,314	$67,199,483	$6,977,325	$4,538,213	$178,911,308

Ending balance: individually evaluated for impairment	$56,363	$703,762	$712,351	$6,104,973	$3,301	$—	$7,580,750

Ending balance: collectively evaluated for impairment	$5,734,250	$46,350,598	$46,638,963	$61,094,510	$6,974,024	$4,538,213	$171,330,558

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of September 30, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

September 30, 2011
With no related allowance recorded:
Construction and development	$77,213	$77,213	$—	$78,049	$—
1-4 family residential	387,371	445,185	—	396,325	3,713
Nonfarm, nonresidential	2,426,530	2,589,261	—	2,434,737	68,967
Commercial and industrial	2,081,475	2,255,962	—	2,184,723	77,625
Consumer	5,475	5,475	—	5,475	—
Other loans	—	—	—	—	—

	4,978,064	5,373,096	—	5,099,309	150,305

With an allowance recorded:
Construction and development	$16,172	$16,172	$146	$16,453	$—
1-4 family residential	562,600	589,965	156,159	557,367	10,624
Nonfarm, nonresidential	1,628,043	1,628,043	277,262	1,638,660	8,004
Commercial and industrial	4,256,739	4,256,739	1,447,747	4,672,517	106,814
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	6,463,554	6,490,919	1,881,314	6,884,997	125,442

Combined:
Construction and development	$93,385	$93,385	$146	$94,502	$—
1-4 family residential	949,971	1,035,150	156,159	953,692	14,337
Nonfarm, nonresidential	4,054,573	4,217,304	277,262	4,073,397	76,971
Commercial and industrial	6,338,214	6,512,701	1,447,747	6,857,240	184,439
Consumer	5,475	5,475	—	5,475	—
Other loans	—	—	—	—	—

	$11,441,618	$11,864,015	$1,881,314	$11,984,306	$275,747

December 31, 2010
With no related allowance recorded:
Construction and development	$97,436	$97,436	$—	$173,163	$5,758
1-4 family residential	931,920	931,920	—	938,365	55,516
Nonfarm, nonresidential	2,098,860	2,098,860	—	2,136,591	110,297
Commercial and industrial	2,246,985	2,246,985	—	2,289,276	123,804
Consumer	10,439	10,439	—	10,439	—
Other loans	—	—	—	—	—

	5,385,640	5,385,640	—	5,547,834	295,375

With an allowance recorded:
Construction and development	$39,267	$39,267	$12,097	$38,893	$1,357
1-4 family residential	1,240,144	1,240,144	1,118,468	1,243,083	39,709
Nonfarm, nonresidential	2,169,536	2,169,536	604,692	2,216,160	126,030
Commercial and industrial	5,803,125	5,803,125	2,334,003	6,076,005	276,677
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	9,252,072	9,252,072	4,069,260	9,574,141	443,773

Combined:
Construction and development	$136,703	$136,703	$12,097	$212,056	$7,115
1-4 family residential	2,172,064	2,172,064	1,118,468	2,181,448	95,225
Nonfarm, nonresidential	4,268,396	4,268,396	604,692	4,352,751	236,327
Commercial and industrial	8,050,110	8,050,110	2,334,003	8,365,281	400,481
Consumer	10,439	10,439	—	10,439	—
Other loans	—	—	—	—	—

	$14,637,712	$14,637,712	$4,069,260	$15,121,975	$739,148

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category. The following presents by class, an aging analysis of the recorded investment in loans.

						Recorded
						Investment
						> 90 Days
	30-89 Days	90 Days Plus	Total			and
	Past Due	Past Due	Past Due	Current	Total	Accruing

September 30, 2011

Construction and development	$36,488	$—	$36,488	$5,216,851	$5,253,339	$—
1-4 family residential	490,283	710,586	1,200,869	40,605,590	41,806,459	263,960
Nonfarm, nonresidential	940,468	686,495	1,626,963	48,094,531	49,721,494	686,495
Commercial and industrial	1,330,747	3,298,976	4,629,723	67,092,907	71,722,630	1,611,684
Consumer	148,817	5,475	154,292	6,859,544	7,013,836	—
Other loans	—	—	—	5,205,852	5,205,852	—

Total	$2,946,803	$4,701,532	$7,648,335	$173,075,275	$180,723,610	$2,562,139

Non-accruals included above	$126,751	$2,139,393	$2,266,144	$2,262,092	$4,528,236

December 31, 2010

Construction and development	$67,993	$39,267	$107,260	$5,878,785	$5,986,045	$—
1-4 family residential	766,017	272,405	1,038,422	45,318,289	46,356,711	—
Nonfarm, nonresidential	229,393	220,321	449,714	47,720,984	48,170,698	—
Commercial and industrial	567,740	1,351,710	1,919,450	64,457,626	66,377,076	—
Consumer	143,832	—	143,832	6,615,938	6,759,770	—
Other loans	3,472	—	3,472	4,778,207	4,781,679	—

Total	$1,778,447	$1,883,703	$3,662,150	$174,769,829	$178,431,979	$—

Non-accruals included above	$369,103	$1,883,703	$2,252,806	$4,109,322	$6,362,128

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

Loans by credit quality indicator are provided in the following table.

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

September 30, 2011 Construction and development	$5,253,339	$5,159,954	$93,385	$—	$—
1-4 family residential	41,806,459	40,786,605	1,019,854	—	—
Nonfarm, nonresidential	49,721,494	47,459,188	1,889,139	373,167
Commercial and industrial	71,722,630	67,403,744	4,318,886	—	—
Consumer	7,013,836	7,011,216	94	2,526	—
Other loans	5,205,852	5,205,852	—	—	—

	$180,723,610	$173,026,559	$7,321,358	$375,693	$—

	100.0%	95.7%	4.1%	0.2%	0.0%

Guaranteed portion of loans	$37,399,239	$34,523,956	$2,875,283	$—	$—

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
December 31, 2010

Construction and development	$5,986,045	$5,779,959	$206,086	$-	$-
1-4 family residential	46,356,711	43,990,930	1,333,354	65,143	967,284
Nonfarm, nonresidential	48,170,698	45,750,435	2,420,263	—	—
Commercial and industrial	66,377,076	59,501,127	6,094,833	—	781,116
Consumer	6,759,770	6,743,029	13,864	2,877	—
Other loans	4,781,679	4,781,679	—	—	—

	$178,431,979	$166,547,159	$10,068,400	$68,020	$1,748,400

	100.0%	93.3%	5.7%	0.0%	1.0%

Guaranteed portion of loans	$32,259,668	$29,142,378	$3,117,290	$—	$—

NOTE 7. TROUBLED DEBT RESTRUCTURINGS

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified no TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology.

	For the nine months ended September 30, 2011			For the three months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	1	$16,172	$16,172	1	$16,172	$16,172
1-4 Family residential	4	257,298	224,214	1	84,093	84,093
Nonfarm, nonresidential	7	2,201,519	2,038,788	5	1,045,255	1,045,255
Commercial and industrial	11	1,660,797	1,486,309	5	1,197,642	1,197,642

During the nine months ended September 30, 2011, the Bank modified 23 loans that were considered to be troubled debt restructurings. We extended the terms for 16 of these loans and the interest rate was lowered for four of these loans. Three other loans were demanded due to default.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. TROUBLED DEBT RESTRUCTURINGS, CONTINUED

	For the nine months ended September 30, 2011		For the three months ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Construction and development	—	$—	—	$—
1-4 Family residential	3	193,301	1	84,093
Nonfarm, nonresidential	1	337,084	1	337,084
Commercial and industrial	4	1,176,757	3	1,094,181

During the nine months ended September 30, 2011, eight loans that had previously been restructured, were in default, two of which went into default in the quarter.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting the loan grades of such loans, which figure into the environmental factors associated with the allowance. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on restructured loans evaluated individually.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE

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

Fair Value Hierarchy

Under the Fair Value Measurements and Disclosures Topic of the FASB ASC, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011 substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE, CONTINUED

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
September 30, 2011	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,010	$—	$2,010	$—
Mortgage-backed securities	53	—	53	—
Corporate bonds	449	—	449	—
Servicing assets	93	—	—	93

Total assets at fair value	$2,605	$—	$2,512	$93

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$1,502	$—	$1,502	$—
Mortgage-backed securities	76	—	76	—
Corporate bonds	434	—	434	—
Servicing assets	95	—	—	95

Total assets at fair value	$2,107	$—	$2,012	$95

Total liabilities at fair value	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE, CONTINUED

For the nine months ended September 30, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2011	2010
	Fair Value	Fair Value
Balance, January 1	$94,878	$—
Capitalized	—	97,053
Amortization included in other income	(2,196)	(1,478)

Balance, September 30	$92,682	$95,575

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three month period ended September 30, 2011 and September 30, 2010, was $769 and $720, respectively, which was amortized to other income.

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

(in thousands)
September 30, 2011	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$2,862	$—	$2,862	$—
Loans-nonfarm, non-residential	1,724	—	1,724	—
Loans-other	467	—	467	—
Foreclosed assets	182	—	182	—

Total assets at fair value	$5,235	$—	$5,235	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$3,469	$—	$3,469	$—
Loans-nonfarm, non-residential	1,565	—	1,565	—
Loans- 1- 4 family residential	90	—	90	—
Loans-other	56	—	56	—
Foreclosed assets	451	—	451	—

Total assets at fair value	$5,631	$—	$5,631	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities measured at fair value on a non-recurring basis at September 30, 2011 or December 31, 2010.

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

NOTE 8. FAIR VALUE, CONTINUED

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

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and due from banks	$2,570	$2,570	$2,398	$2,398
Federal funds sold and interest-bearing deposits with banks	34,502	34,502	23,494	23,494
Securities, available for sale	2,512	2,512	2,012	2,012
Restricted equity securities	853	853	941	941
Loans, net of allowance for loan losses	176,116	169,231	171,794	163,470
Bank owned life insurance	3,363	3,363	3,285	3,285

Financial Liabilities
Deposits	188,299	179,312	173,960	156,565
Long-term debt	8,100	8,670	9,450	9,848
Commitments and contingencies	—	—	—	—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCKHOLDERS’ EQUITY

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

The following table details preferred stock transactions for the nine months ended September 30, 2011 and 2010.

	Convertible						Convertible
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2010	189,356	$2,620,325	2,000	$1,903,283	100	$103,222	—	$—
Dividends declared and accrued on Series B and Series C preferred stock, net of discount accretion and (premium) amortization	—	—	—	25,944	—	(2,208)	—	—

Balance, September 30, 2010	189,356	$2,620,325	2,000	$1,929,227	100	$101,014	—	$—

Balance, January 1, 2011	189,356	$2,620,325	—	$—	—	$—	181,154	$1,248,482

Balance, September 30, 2011	189,356	$2,620,325	—	$—	—	$—	181,154	$1,248,482

NOTE 10. LITIGATION SETTLEMENT

During the third quarter of 2011, a lawsuit was settled in mediation that resulted in the Bank paying damages to a customer arising from the ordinary operations of the Bank. The Bank has no other liability under the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the nine and three months ending September 30, 2011 and 2010. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended September 30, 2011, was $515,480 or $0.15 per diluted share outstanding, compared to a $240,505 or $0.08 per diluted share outstanding, for the same period in 2010. Earnings for the three months ended September 30, 2011, are approximately 114.3% higher than for the same period in 2010. The increase results from a reduction in the provision for loan losses. The provision decreased from $636,736 in the third quarter of 2010 to $188,118 in 2011. Over the past two years reserves were increased due to weakness in the economy that necessitated an increase in reserves associated with impaired loans. During the first half of 2011 the level of impaired loans stabilized. Certain loans that were reserved in previous quarters were charged off resulting in an improvement of the credit quality of the loan portfolio, as noted in Note 6 to the financial statements. The reserve was further impacted by an increase in loans carrying government guarantees. At September 30, 2011, the guaranteed portion of loans equaled 20.8% of total loans compared to 18.1% at December 31, 2010. Net interest income increased slightly from $2,148,654 in the third quarter of 2010 to $2,263,325 in 2011. A reduction in the cost of deposits from the third quarter of 2010 to 2011 contributed to the margin improvement. Asset yields decreased from 5.28% to 5.09% from 2010 to 2011 due to the change in earning asset mix from higher yielding loans to lower yielding deposits in other banks. The cost of funds continued to decrease from 1.31% in the third quarter of 2010 to 1.05% in the third quarter of 2011. Noninterest income increased 2.8% in 2011 primarily due to an increase in revenues from the Company’s insurance and investment subsidiary. Noninterest expenses increased 9.7% from $1,616,525 in the third quarter of 2010, to $1,773,472 in 2011. Most of the increase is associated with a litigation settlement during the third quarter. The settlement, agreed to in mediation, states, among other things, that the Bank has no further liability under the agreement.

Net income available for common stockholders for the nine months ended September 30, 2011, was $1,687,891 or $0.48 per diluted share outstanding compared to $892,241 or $0.27 per diluted share outstanding for the same period in 2010. This represents a 89.2% increase in earnings for the first nine months of 2011 compared to the same period in 2010. This increase is attributable to a reduction in the provision for loan losses. The provision decreased from $1,840,578 in the first nine months of 2010 to $67,190 during the same period in 2011. The charge off of nonperforming loans and the stabilization of the level of impaired loans during the period resulted in the lower provision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Additionally loan guarantee enhancements increased as a percentage of total loans which further improved the credit quality of the loan portfolio. Net interest income increased slightly from $6,462,407 in the first nine months of 2010 to $6,558,755 in 2011. This increase is due to a reduction in deposit cost and deposit mix for the period ended September 30, 2011 versus the same period in 2010. Overall asset yields have decreased, but a corresponding reduction in the cost of deposits, primarily time deposits, and a larger mix of non interest bearing deposits maintained the margin percentage at near 2010 levels. Increases in overall interest earning assets over 2010 resulted in a larger net interest margin. Noninterest income decreased 11.7% in 2011 primarily due to a reduction in gains on the sale of a government guaranteed loan. No such sales were made in 2011 after recording income of $244,924 in the first nine months of 2010. Noninterest expenses increased 8.1% from $4,910,380 in the nine months ended September 30, 2010, to $5,306,297 for the same period in 2011. Most of the increase is associated with write downs and expenses associated with foreclosed assets, the cost of litigation settlement and fees paid on government guaranteed loans. Foreclosed asset expense increased from $23,644 in first nine months of 2010 to $140,190 in 2011. Fees paid for guaranteed loans increased from $84,916 in the nine months ended September 30, 2010 to $124,246 in 2011.

On September 30, 2011, Surrey Bancorp’s assets totaled $229,007,209 compared to $213,652,484 on December 31, 2010. Net loans were $176,116,287 compared to $171,794,247 on December 31, 2010. This increase was attributable to an increase in gross loans of approximately $2,266,000 coupled with a net decrease in the loan loss reserve of approximately $2,056,000. Commercial loans increased 8.1% during the nine month period ended September 30, 2011; however real estate loans decreased over 3.1% leading to an overall increase in gross loans of 1.3%. Interest-bearing deposits with banks increased from $22,792,088 at December 31, 2010 to $33,791,894 at September 30, 2011, due to approximately a $14,339,000 increase in deposits over the first nine months of 2011.

Total deposits on September 30, 2011, were $188,299,291 compared to $173,960,073 at the end of 2010. This increase is attributable to increases in all primary deposit categories: demand deposits, savings deposits, including money market accounts and certificates of deposit. Demand deposits increased 13.4% from 2010 totals, while savings deposits increased 17.3%. Certificates of deposit increased 2.9% from December 31, 2010 totals.

Common stockholders’ equity increased by $1,737,374, or 7.01%, during the nine months ended September 30, 2011. The increase is comprised of net income of $1,825,081, adjustments to Accumulated Other Comprehensive Income of $13,503, proceeds from exercised stock options of $18,825, and other stock based compensation of $17,155. Decreases included the payment and accrual of preferred dividends of $137,190. The net increase resulted in a common stock book value of $8.24 per share, up from $7.73 on December 31, 2010.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended September 30, 2011, as detailed in Note 9 to the financial statements. Combined preferred and common stockholders’ equity increased $1,737,374, or 6.07%, for the nine months ended September 30, 2011.

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

Investments in available for sale securities of $2,512,078 consisted of U.S. Governmental Agency obligations with maturities ranging from 10 to 29 months, corporate bonds with maturities of 6.75 years to 7.0 years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on September 30, 2011, were $176,116,287 compared to $171,794,247 on December 31, 2010. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 71.7% of the Bank’s loans as of September 30, 2011, are fixed rate loans with 28.3% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2011, were $188,299,291, compared to $173,960,073 on December 31, 2010. The September total comes from a base of approximately 12,173 accounts compared to 12,295 accounts at December 31, 2010. Interest-bearing accounts represented 80.6% of September 30, 2011 period end deposits versus 83.9% at December 31, 2010.

Federal Funds Purchased

The Company had no federal funds purchased at September 30, 2011 or December 31, 2010. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

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

	Ratio	Minimum Required For Capital Adequacy Purposes

September 30, 2011:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.31%	8.0%
Surrey Bank & Trust	18.15%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.04%	4.0%
Surrey Bank & Trust	16.89%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.66%	4.0%
Surrey Bank & Trust	12.54%	4.0%

December 31, 2010:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.24%	8.0%
Surrey Bank & Trust	16.99%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	15.97%	4.0%
Surrey Bank & Trust	15.72%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	11.88%	4.0%
Surrey Bank & Trust	11.69%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Management reviews all criticized loans on a periodic basis for possible charge offs. Any unsecured loans that are 90 plus days past due must be charged off in full. If secured, a reserve equal to the potential loss will be established. Any charge off must be reported to the Board of Directors within 30 days. On a monthly basis, a management report of recovery actions is provided to the Board of Directors.

Nonperforming assets are detailed below.

	September 30,	December 31,
	2011	2010
Nonaccrual loans	$4,528,236	$6,362,127
Loans past due 90 days and still accruing	2,562,139	—
Foreclosed assets	182,480	450,532

Total	$7,278,855	$6,812,659

Total assets	$229,007,209	$213,652,484

Ratio of nonperforming assets to total assets	3.18%	3.19%

At September 30, 2011, the Bank had loans totaling $4,528,236 in nonaccrual status. Loans past due 90 days and still accruing are primarily government guaranteed loans which will pay interest up to 120 days in arrears. The amount of loans over 90 days but less than 120 days past due equals $2,064,214. The guaranteed loans past due 90 days and still accruing equals $1,328,332 at September 30, 2011 of which the guaranteed portion is $780,077. Foreclosed assets at September 30, 2011 primarily include 1-4 family dwellings and nonfarm, nonresidential property. Loans that were considered impaired but were still accruing interest at September 30, 2011, including troubled debt restructurings, totaled $6,913,382. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $1,881,314 at quarter end, or 16.4% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	September 30,	December 31,
	2011	2010
Construction and development	$93,385	$136,703
1-4 family residential	949,971	2,172,065
Nonfarm, nonresidential	4,054,573	4,268,396
Commercial and industrial	6,338,214	8,050,109
Consumer	5,475	10,439

Total impaired and nonaccrual	$11,441,618	$14,637,712

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	September 30, 2011		December 31, 2010
Construction and development	$5,253,339	2.91%	$5,986,045	3.35%
1-4 family residential	41,806,459	23.13%	46,356,711	25.98%
Multi-family	2,259,445	1.25%	1,853,346	1.04%
Farmland	2,903,144	1.61%	2,854,481	1.60%
Nonfarm, non-residential	49,721,494	27.51%	48,170,698	27.00%

Total real estate	101,943,881	56.41%	105,221,281	58.97%
Agricultural	43,263	0.02%	73,852	0.04%
Commercial and industrial	71,722,630	39.69%	66,377,076	37.20%
Consumer	7,013,836	3.88%	6,759,770	3.79%

Total loans	$180,723,610	100.00%	$178,431,979	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $47,206,000 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $37,399,000 at September 30, 2011. Loan guarantees by loan class are below:

	September 30,	Guaranteed Portion
	2011	Amount	Percentage
Construction and development	$5,253,339	$—	—%
1-4 family residential	41,806,459	947,418	2.27%
Multi-family	2,259,445	27,148	1.20%
Farmland	2,903,144	543,302	18.71%
Nonfarm, non-residential	49,721,494	13,736,925	27.63%
Total real estate	101,943,881	15,254,793	14.96%

Agricultural	43,263	—	—%
Commercial and industrial	71,722,630	22,144,446	30.88%
Consumer	7,013,836	—	—%

Total loans	$180,723,610	$37,399,239	20.69%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,340,023 at September 30, 2011. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $9,279,818 at September 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses was $67,190 in the first nine months of 2011 compared to a provision of $1,840,578 for the same period in 2010. The decrease in the loan loss provision is primarily attributable to a stabilization of impaired loans in the first nine months of 2011. Additionally, certain loans that were reserved in previous quarters were charged off resulting in an improvement in the overall credit quality of the loan portfolio (see Note 6). These factors combined to negate the need for higher reserves during the period ended September 30, 2011. Charge offs totaling $2,374,651 were taken by the Bank in the nine month period ended September 30, 2011. Additional charge offs of $22,217 were taken by Freedom Finance, LLC, resulting in total consolidated charge offs of $2,396,868 for the period. Reserves for nonaccrual and impaired loans at September 30, 2011 amounted to $1,881,314, compared to $4,069,260 at December 31, 2010.

The reserve for loan losses on September 30, 2011, was $4,628,232 or 2.56% of period end loans. This percentage is derived from total loans. Approximately $47,206,000 of the total loans outstanding at September 30, 2011, are government guaranteed loans for which the Bank’s exposure ranges from zero% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 3.18% of outstanding loans, compared to 4.57% as of December 31, 2010. This decrease is directly related to the charge off of troubled loans during the nine months ended September 30, 2011.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past two years applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve, although that portion did increase during the first nine months of 2011 due to the effect of charged off loans. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus
Construction and development	$36,488	$—	$67,993	$39,267
1-4 family residential	490,283	710,586	766,017	272,405
Nonfarm, non-residential	940,468	686,495	229,393	220,321
Commercial and industrial	1,330,747	3,298,976	567,740	1,351,710
Consumer	148,817	5,475	143,832	—
Other loans	—	—	3,472	—

	$2,946,803	$4,701,532	$1,778,447	$1,883,703

Non-accrual loans included above	$126,751	$2,139,393	$369,103	$1,883,703

Guaranteed portion	$1,443,114	$2,315,316	$226,094	$994,931

Ratio to total loans	1.63%	2.60%	1.00%	1.06%

Ratio to total loans, net of guarantees	1.05%	1.66%	1.06%	0.61%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased from December 31, 2010 to September 30, 2011. The largest increases were in commercial and industrial loans and nonfarm, non-residential loans. These increases are primarily attributable to four customers, two of which accounted for approximately $1,098,000 of the commercial 30-89 day past dues at September 30, 2011 and $760,000 of the nonfarm non-residential loans 30-89 days past due. Those same customers were not past due at December 31, 2010. Approximately, $2,971,000 of the commercial 90 day past dues and $309,000 of the nonfarm, non-residential 90 day past due loans at September 30, 2011 are attributable to two other customers. At December 31, 2010, $1,282,000 of the commercial 90 day past dues was attributable to the same customers. Overall past dues increased approximately 47% from the end of 2010 to September 30, 2011. This increase in past dues is somewhat mitigated by the government guaranteed portions of the loans. At September 30, 2011, the guaranteed portion of total past due loans equals 49% compared to 33% at December 31, 2010.

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

At September 30, 2011, the liquidity position of the Company was good, in management’s opinion, with short-term liquid assets of $37,071,915. Deposit increases accounted for the net increase in liquidity from December 31, 2010 totals. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $25,500,000. At September 30, 2011, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $14,761,000 of which $8,100,000 of advances had been taken down at September 30, 2011.

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

Surrey Bancorp

Date: November 14, 2011	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)