Form 10-K
period 2011-12-31
SURREY BANCORP
filed 2012-03-28
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number   000-50313

SURREY BANCORP

(Exact Name of Registrant as Specified in Its Charter)

NORTH CAROLINA	59-3772016
(State or Other Jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was $19.2 million.

3,536,724 shares of the Registrant’s common stock were issued and outstanding as of March 9, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2011, is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15. The registrant’s Proxy Statement dated April 2, 2012, is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $4,900,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: residential real estate, real estate leasing and development, motion picture and sound recording industries, trucking, metal building fabrication and assembly, highway and bridge construction, furniture manufacturing and building contractors. Total loans and loan commitments to these industry groups at December 31, 2011 and 2010 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2011	2010
Real Estate	$21,907,000	$20,092,000
Motion Picture and Sound Recording Industries	11,368,000	9,637,000
Fabricated Metal Products Manufacturing	10,736,000	10,243,000

Truck Transportation	7,606,000	8,306,000
Nursing and Residential Care Facilities	6,102,000	2,515,000
Amusement, Gambling, and Recreation Industries	6,055,000	6,387,000
Heavy and Civil Engineering Construction	5,854,000	4,346,000
Repair and Maintenance Industries	5,271,000	3,802,000
Motor Vehicle and Parts Dealers	4,633,000	5,120,000
Wood Product Manufacturing	3,095,000	4,426,000
Construction of Buildings	3,053,000	3,231,000
Food Service and Drinking Places	2,867,000	3,169,000
Specialty Trade Contractors	2,836,000	2,296,000
Furniture and Related Product Manufacturing	2,801,000	2,762,000

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

Branch Banking.   All banks located in North Carolina are authorized to branch statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”), national and state banks may branch within the state where the head office is located, to the extent permitted by that state. National and state banks may also branch de novo into another state to the same extent a bank headquartered in that state could branch within that state, subject to certain deposit concentration limits. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements.   Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2011, no reserves were required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $10.7 million and $58.8 million, and additional reserves were required to be maintained on aggregate balances in excess of $58.8 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2012, no reserves will be required to be maintained on the first $11.5 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $11.5 million and $71.0 million, and additional reserves are required on aggregate balances in excess of $71.0 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank bearing nominal interest, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income. As of December 31, 2011, the Bank met its reserve requirements.

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

Deposit Insurance Assessments.   The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 permanently raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, effective July 22, 2011. To obtain this deposit protection, banks must pay assessments to the FDIC. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the Deposit Insurance Fund will incur a loss with respect to that bank. Banks assigned to higher risk classifications (that is, banks that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. The FDIC determines the deposit insurance assessment rates on the basis of a bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized” (that would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the DIF of the FDIC. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the DIF. In addition, the FDIC can impose special assessments in certain instances. Effective April 11, 2011, the insurance assessment rate schedule for banks was revised. The new schedule charges a rate of from 0.025% to 0.09% at the lowest assessment category up to a maximum assessment of 0.45% on a bank’s average deposit base. In an effort to encourage banks to limit the FDIC’s exposure, the new insurance assessment rate formula also:

—	Reduces the assessment rate paid by a bank by up to 0.05% based on the amount of unsecured debt held by the institution; and
—	Increases a bank’s assessment if it is already considered risky and brokered deposits make up more than 10% of the institution’s domestic deposits.

The Bank’s deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which it is assigned. Any increase in insurance assessments could have an adverse effect on the Company’s earnings.

The Dodd-Frank Act established a statutory minimum reserve ratio of 1.35% of insured deposits for the Deposit Insurance Fund by September 30, 2020. On December 20, 2010, the FDIC increased the minimum reserve ratio to 2.0%. In order achieve these levels, the FDIC has issued special deposit insurance assessments and raised deposit insurance rates. In addition, the Dodd-Frank Act authorizes the FDIC to make additional special assessments and, for the first time in its history, charge examination fees.

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

Every bank holding company and bank has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2011, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 12.67%, 17.28% and 18.54%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2011, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

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

Recent Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

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

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd- Frank Act also allows depository institutions to pay interest on demand deposits.

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

•

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. The Company does not believe the Dodd-Frank Act will materially impact the current compensation policies at the Company and Bank.

•

Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital (with an exception for certain small bank holding companies). TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009, such as the Company, are exempt from these capital deductions.

Many of the regulations called for in the Dodd-Frank Act have yet to be written and the rule-making process will likely take place over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such regulations will have on the operations of financial institutions generally and the Company, specifically, is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company and Bank more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had ten (10) officers, sixty (60) full-time employees (including the officers), and twelve (12) part-time employees as of December 31, 2011.

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

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2011– Price Per Share *		2010 – Price Per Share *
	High	Low	High	Low
First Quarter	$7.04	$5.05	$9.14	$4.41
Second Quarter	$8.45	$5.50	$8.59	$6.59
Third Quarter	$9.09	$6.82	$8.62	$7.09
Fourth Quarter	$9.75	$6.78	$7.73	$6.91
*	Adjusted for the effects of a 10 % common stock split issued December 19, 2011

The last sales price of the common stock on March 15, 2012 was $8.80. The approximate number of holders of the Company’s 3,536,724 shares of Common Stock as of December 31, 2011 is 1,600. There are 189,356 shares of the Company’s Series A Preferred Stock issued and outstanding as of December 31, 2011. The preferred stock is non-cumulative and each share is convertible into 2.2955 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003. There are 181,154 shares of the Company’s Series D Preferred Stock issued and outstanding as of December 31, 2011. The preferred stock is non-cumulative and each share is convertible into 1.1000 shares of common stock. The preferred stock carries a dividend rate of 5.0% and has a liquidation value of $7.08 per share. The preferred stock was issued under a private placement in the fourth quarter of 2010.

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

On December 16, 2011, the Company declared a special cash dividend of $0.15 per share on its common stock, payable January 6, 2012, to shareholders of record as of the close of business on December 27, 2011. This dividend was paid out of excess funds in the bank holding company and a $350,000 dividend payment to the Company from Surrey Bank & Trust.

ITEM 6. SELECTED FINANIAL DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2011 attached as Exhibit 15 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2011 attached as Exhibit 15 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a “Smaller Reporting Company.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2011 attached as Exhibit 15 to this Form 10-K.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2011, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2011, Surrey Bancorp’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2012.

The following table sets forth equity compensation plan information at December 31, 2011.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	49,100	$11.14	-
Equity compensation plans not approved by security holders	NA	NA	NA
Total	49,100	$11.14	-

A description of the Company’s equity compensation plans is presented in Note 15 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

The following documents are filed as part of the report:

		2011 Annual Report To Stockholders Pages*
1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	December 31, 2011 and 2010	3

	Consolidated Statements of Income
	Years ended December 31, 2011 and 2010	4

	Consolidated Statements of Changes in Stockholders’
	Equity Years ended December 31, 2011 and 2010	5

	Consolidated Statements of Cash Flows
	Years ended December 31, 2011 and 2010	6 – 7

	Notes to Consolidated Financial Statements	8 – 37

	Report of Registered Public Accounting Firm	38

* Incorporated by reference from the indicated pages of the 2011 Annual Report to Stockholders

2.	Consolidated Financial Statement Schedules

	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits

Exhibit	Description

3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s form 10K dated March 28, 2011.

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.3	Executive Salary Continuation Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 2nd Quarter Form 10Q

10.4	Executive Salary Continuation Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2005 2nd Quarter Form 10Q

10.5	Executive Salary Continuation Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.2 to the Registrant’s 2005 2nd Quarter Form 10Q

10.6	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.7	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.8	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.9	Amendment No. One to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2007 Form 10-K

10.10	Amendment No. One to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.4 to the Registrant’s 2007 Form 10-K

10.11	Amendment No. One to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.6 to the Registrant’s 2007 Form 10-K

10.12	Amendment No. Two to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.12 to the Registrant’s 2008 Form 10-K

10.13	Amendment No. Two to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.13 to the Registrant’s 2008 Form 10-K

10.14	Amendment No. Two to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.14 to the Registrant’s 2008 Form 10-K

15.1	2011 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-K)	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Elliott Davis PLLC.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101	Interactive Data File	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

3/28/12 Date	s/ Edward C. Ashby, III

Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

s/ Edward C. Ashby, III	Director, President and	3/28/12
Edward C. Ashby, III	Chief Executive Officer
(Principal Executive Officer)

s/ Mark H. Towe	Sr. Vice President and	3/28/12
Mark H. Towe	Chief Financial Officer
(Principal Financial Officer)

s/ Hylton Wright	Chairman of the Board	3/28/12
Hylton Wright

s/ William A. Johnson	Director	3/28/12
William A. Johnson

s/ Elizabeth Johnson Lovill	Director	3/28/12
Elizabeth Johnson Lovill

s/ Robert H. Moody	Director	3/28/12
Robert H. Moody

s/ Tom G. Webb	Director	3/28/12
Tom G. Webb

s/ Gene Rees	Director	3/28/12
Gene Rees

s/ Buddy Williams	Director	3/28/12
Buddy Williams