Form 10-Q
period 2012-03-31
SURREY BANCORP
filed 2012-05-14
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to

COMMISSION FILE NO. 000-50313

SURREY BANCORP

(Exact name of registrant as specified in its charter)

North Carolina	59-3772016
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 North Renfro Street, Mount Airy, NC 27030

(Address of principal executive offices)

(336) 783-3900

(Registrant’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]            No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]            No [     ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]     No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

On May 7, 2012 there were 3,542,984 common shares issued and outstanding.

Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

	$xxx,xxx,xx,xx	$xxx,xxx,xx,xx
	March 2012	December 2011

Assets
Cash and due from banks	$9,088,032	$2,269,116
Interest-bearing deposits with banks	24,094,705	30,757,636
Federal funds sold	710,026	709,836
Investment securities available for sale	2,494,651	2,506,426
Restricted equity securities	811,879	809,754
Loans, net of allowance for loan losses of $3,901,758 at March 31, 2012 and $3,880,581 at December 31, 2011	177,420,797	175,446,206
Property and equipment, net	4,555,132	4,569,301
Foreclosed assets	451,642	560,018
Accrued income	950,804	962,614
Goodwill	120,000	120,000
Bank owned life insurance	5,172,573	3,389,447
Other assets	2,550,940	2,627,410

Total assets	$228,421,181	$224,727,764

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$36,226,518	$30,750,902
Interest-bearing	150,958,053	153,187,474

Total deposits	187,184,571	183,938,376

Long-term debt	8,100,000	8,100,000
Dividends payable	45,605	576,741
Accrued interest payable	196,087	185,362
Other liabilities	2,049,464	1,700,723

Total liabilities	197,575,727	194,501,202

Commitments and contingencies

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,536,724 shares issued and outstanding at March 31, 2012 and December 31, 2011	12,016,118	12,009,588
Retained earnings	15,023,919	14,405,467
Accumulated other comprehensive loss	(63,390)	(57,300)

Total stockholders’ equity	30,845,454	30,226,562

Total liabilities and stockholders’ equity	$228,421,181	$224,727,764

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended March 31, 2012 and 2011 (Unaudited)

	$xxx,xxx,xxx	$xxx,xxx,xxx
	2012	2011

Interest income
Loans and fees on loans	$2,744,976	$2,724,152
Federal funds sold	392	337
Investment securities, taxable	14,203	12,414
Deposits with banks	10,447	5,331

Total interest income	2,770,018	2,742,234

Interest expense
Deposits	373,012	474,070
Long-term debt	76,406	91,536

Total interest expense	449,418	565,606

Net interest income	2,320,600	2,176,628

Provision for loan losses	67,218	158,897

Net interest income after provision for loan losses	2,253,382	2,017,731

Noninterest income
Service charges on deposit accounts	235,942	247,891
Fees and yield spread premiums on loans delivered to correspondents	40,821	27,176
Other service charges and fees	131,906	118,959
Other operating income	251,168	199,452

Total noninterest income	659,837	593,478

Noninterest expense
Salaries and employee benefits	927,383	878,585
Occupancy expense	118,162	95,460
Equipment expense	63,213	58,863
Data processing	92,415	86,831
Foreclosed assets, net	33,230	19,424
Postage, printing and supplies	41,192	42,503
Professional fees	132,045	123,207
FDIC insurance premiums	48,855	83,290
Other expense	397,149	342,209

Total noninterest expense	1,853,644	1,730,372

Net income before income taxes	1,059,575	880,837

Income tax expense	395,518	328,646

Net income	664,057	552,191

Preferred stock dividends	(45,605)	(45,228)

Net income available to common stockholders	$618,452	$506,963

Basic earnings per common share	$0.17	$0.14

Diluted earnings per common share	$0.16	$0.13

Basic weighted average common shares outstanding	3,536,724	3,528,987

Diluted weighted average common shares outstanding	4,171,028	4,162,922

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2012 and 2011 (Unaudited)

	$xxx,xxx,xxx	$xxx,xxx,xxx
	2012	2011

Net income	$664,057	$552,191

Other comprehensive income:
Unrealized gains (losses) arising during the period	(9,911)	(2,200)
Tax related to unrealized gains (losses)	3,821	848

Total other comprehensive income (loss)	(6,090)	(1,352)

Total comprehensive income	$657,967	$550,839

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011 (Unaudited)

	2012	2011

Cash flows from operating activities
Net income	$664,057	$552,191
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56,734	59,177
Gain on sale of property and equipment	(450)	(300)
Loss on the sale of foreclosed assets	(35,779)	(1,780)
Stock-based compensation, net of tax benefit	6,530	5,271
Provision for loan losses	67,218	158,897
Deferred income taxes	2,429	(89)
Accretion of discount on securities, net of amortization of premiums	385	219
Increase in cash surrender value of life insurance	(33,126)	(26,615)
Changes in assets and liabilities:
Accrued income	11,810	47,744
Other assets	77,862	37,810
Accrued interest payable	10,725	30,068
Other liabilities	348,741	437,910

Net cash provided by operating activities	1,177,136	1,300,503

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	6,662,931	(6,098,702)
Net increase in federal funds sold	(190)	(3,123)
Purchases of investment securities	(1,500,000)	(1,502,500)
Sales and maturities of investment securities	1,501,479	1,002,416
Purchase of Bank Owned Life Insurance	(1,750,000)	-
Purchase of restricted equity securities	(2,125)	-
Net increase in loans	(2,098,391)	(5,062,055)
Proceeds from the sale of foreclosed assets	200,737	67,371
Purchases of property and equipment	(44,033)	(21,246)
Proceeds from the sale of property and equipment	1,918	300

Net cash provided by (used in) investing activities	2,972,326	(11,617,539)

Cash flows from financing activities
Net increase in deposits	3,246,195	10,681,848
Dividends paid	(576,741)	(35,515)
Common stock options exercised	-	12,311

Net cash provided by financing activities	2,669,454	10,658,644

Net increase in cash and cash equivalents	6,818,916	341,608

Cash and due from banks, beginning	2,269,116	2,398,433

Cash and due from banks, ending	$9,088,032	$2,740,041

Supplemental disclosures of cash flow information
Interest paid	$438,693	$535,538

Taxes paid	$-	$39,419

Loans transferred to foreclosed properties	$56,582	$228,362

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2012 and 2011 (Unaudited)

	$xxx,xxx,xxx,xx	$xxx,xxx,xxx,xx	$xxx,xxx,xxx,xx	$xxx,xxx,xxx,xx	$xxx,xxx,xxx,xx	$xxx,xxx,xxx,xx
	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive
	Amount	Shares	Amount	Earnings	Loss	Total

Balance, January 1, 2011	$3,868,807	3,206,495	$9,464,178	$15,380,083	$(68,913)	$28,644,155

Net income	-	-	-	552,191	-	552,191
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $848	-	-	-	-	(1,352)	(1,352)

Common stock options exercised	-	4,790	12,311	-	-	12,311
Stock-based compensation, net of tax benefit	-	-	5,271	-	-	5,271
Dividends declared and accrued on convertible Series A preferred stock ($.16 per share)	-	-	-	(29,415)	-	(29,415)
Dividends declared and accrued on convertible Series D preferred stock ($.09 per share)	-	-	-	(15,813)	-	(15,813)

Balance, March 31, 2011	$3,868,807	3,211,285	$9,481,760	$15,887,046	$(70,265)	$29,167,348

Balance, January 1, 2012	$3,868,807	3,536,724	$12,009,588	$14,405,467	$(57,300)	$30,226,562

Net income	-	-	-	664,057	-	664,057
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $3,821	-	-	-	-	(6,090)	(6,090)

Stock-based compensation, net of tax benefit	-	-	6,530	-	-	6,530

Dividends declared on Series A convertible preferred stock ($.16 per share)	-	-	-	(29,661)	-	(29,661)
Dividends declared on Series D convertible preferred stock ($.09 per share)	-	-	-	(15,944)	-	(15,944)

Balance, March 31, 2012	$3,868,807	3,536,724	$12,016,118	$15,023,919	$(63,390)	$30,845,454

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, and its changes in stockholders’ equity, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2011, included in the Company’s Form 10-K. The balance sheet at December 31, 2011, has been taken from the audited financial statements at that date.

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

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2011 contain a summary of the significant accounting policies. The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2012 and December 31, 2011, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at March 31, 2012 and December 31, 2011.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In September 2011, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments were effective for the Company on January 1, 2012.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION, CONTINUED

Recent Accounting Pronouncements, continued

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and have been included in Note 8.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.     SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The amortized costs of securities available for sale and their approximate fair values at March 31, 2012 and December 31, 2011 follow:

	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012
Government-sponsored enterprises	$2,000,000	$800	$3,695	$1,997,105
Mortgage-backed securities	47,808	1,488	-	49,296
Corporate bonds	550,000	-	101,750	448,250

	$2,597,808	$2,288	$105,445	$2,494,651

December 31, 2011
Government-sponsored enterprises	$2,000,374	$4,311	$-	$2,004,685
Mortgage-backed securities	49,298	1,443	-	50,741
Corporate bonds	550,000	-	99,000	451,000

	$2,599,672	$5,754	$99,000	$2,506,426

At March 31, 2012 and December 31, 2011, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law. The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at March 31, 2012, were as follows:

	xxxxxxxxxxx	xxxxxxxxxxx
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2,000,000	1,997,105
Due after five years through ten years	583,993	483,283
Due after ten years	13,815	14,263

	$2,597,808	$2,494,651

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to corporate bonds issued by other banks at March 31, 2012 and December 31, 2011.

	xxxxxxxxx	xxxxxxxxx	xxxxxxxxx	xxxxxxxxx	xxxxxxxxx	xxxxxxxxx
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Government-sponsored enterprises	$1,496,305	$3,695	$-	$-	$1,496,305	$3,695
Corporate bonds	-	-	448,250	101,750	448,250	101,750

	$1,496,305	$3,695	$448,250	$101,750	$1,944,555	$105,445

December 31, 2011
Corporate bonds	$-	$-	$451,000	$99,000	$451,000	$99,000

	$-	$-	$451,000	$99,000	$451,000	$99,000

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

The Company had no gross realized gains or losses from the sales of investment securities for the three month periods ended March 31, 2012 and 2011.

NOTE 3.     EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2012 and 2011 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. The potential dilutive shares are represented by common stock options and by the Series A and D convertible preferred stock. Each share of the Series A preferred is convertible into 2.2955 shares of common stock. Each share of Series D preferred is convertible into 1.10 shares of common stock.

NOTE 4.     COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2012, the Company had commitments to extend credit, including unused lines of credit of approximately $33,888,000. Letters of credit totaling $1,232,886 were outstanding.

NOTE 5.     LOANS

The major components of loans in the balance sheets at March 31, 2012 and December 31, 2011 are below.

	xxxxxxxxxxxxx	xxxxxxxxxxxxx
	2012	2011

Commercial	$78,907,056	$73,756,422
Real estate:
Construction and land development	5,653,390	6,213,443
Residential, 1-4 families	37,943,451	39,499,189
Residential, 5 or more families	2,170,552	2,214,365
Farmland	2,377,137	2,722,872
Nonfarm, nonresidential	47,357,267	47,867,333
Agricultural	27,605	29,493
Consumer, net of discounts of $22,742 in 2012 and $21,742 in 2011	6,858,601	7,041,846

	181,295,059	179,344,963

Deferred loan origination costs, net of (fees)	27,496	(18,176)

	181,322,555	179,326,787

Allowance for loan losses	(3,901,758)	(3,880,581)

	$177,420,797	$175,446,206

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.     LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $18,295,000 and $19,112,000 at March 31, 2012 and December 31, 2011, respectively.

NOTE 6.     ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the three months ending March 31, 2012 and 2011 was as follows:

	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx
	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

March 31, 2012

Allowance for credit losses:
Beginning balance	$103,200	$836,860	$865,854	$1,808,260	$210,807	$55,600	$3,880,581
Charge-offs	(7,285)	(41,171)	-	(91,990)	(20,745)	-	(161,191)
Recoveries	-	408	83,230	23,854	7,658	-	115,150
Provision	11,485	30,622	(102,872)	142,242	(10,059)	(4,200)	67,218

Ending balance	$107,400	$826,719	$846,212	$1,882,366	$187,661	$51,400	$3,901,758

Ending balance: individually evaluated for impairment	$-	$57,719	$298,012	$449,066	$-	$-	$804,797

Ending balance: collectively evaluated for impairment	$107,400	$769,000	$548,200	$1,433,300	$187,661	$51,400	$3,096,961

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans Receivable:
Ending balance	$5,653,390	$37,943,451	$47,357,267	$78,907,056	$6,858,601	$4,575,294	$181,295,059

Ending balance: individually evaluated for impairment	$91,428	$469,585	$3,430,509	$3,191,163	$-	$-	$7,182,685

Ending balance: collectively evaluated for impairment	$5,561,962	$37,473,866	$43,926,758	$75,715,893	$6,858,601	$4,575,294	$174,112,374

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

March 31, 2011

Allowance for credit losses:
Beginning balance	$118,797	$1,696,068	$1,199,292	$3,411,403	$205,662	$52,700	$6,683,922
Charge-offs	(12,097)	(1,052,192)	(199,909)	(969,108)	(13,036)	-	(2,246,342)
Recoveries	996	528	5,952	39,675	5,395	-	52,546
Provision	4	122,237	(142,557)	168,709	5,804	4,700	158,897

Ending balance	$107,700	$766,641	$862,778	$2,650,679	$203,825	$57,400	$4,649,023

Ending balance: individually evaluated for impairment	$-	$59,941	$233,877	$1,465.980	$-	$-	$1,759,798

Ending balance: collectively evaluated for impairment	$107,700	$706,700	$628,901	$1,184,699	$203,825	$57,400	$2,889,225

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans Receivable:
Ending balance	$6,125,086	$43,293,412	$49,043,395	$70,333,721	$7,102,666	$5,174,328	$181,072,608

Ending balance: individually evaluated for impairment	$165,267	$1,058,194	$3,814,978	$7,282,254	$1,686	$-	$12,322,379

Ending balance: collectively evaluated for impairment	$5,959,819	$42,235,218	$45,228,417	$63,051,467	$7,100,980	$5,174,328	$168,750,229

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.     ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of March 31, 2012 and December 31, 2011:

	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance recorded:
Construction and development	$91,428	$91,428	$-	$93,135	$-
1-4 family residential	187,189	220,273	-	194,493	-
Nonfarm, nonresidential	1,236,670	1,236,670	-	1,542,714	16,415
Commercial and industrial	1,541,965	1,716,453	-	1,567,701	26,836
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-

	3,057,252	3,264,824	-	3,398,043	43,251

With an allowance recorded:
Construction and development	$-	$-	$-	$-	$-
1-4 family residential	282,396	282,396	57,719	286,342	230
Nonfarm, nonresidential	2,193,839	2,193,839	298,012	2,235,595	1,067
Commercial and industrial	1,649,198	1,649,198	449,066	1,679,092	10,208
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-

	4,125,433	4,125,433	804,797	4,201,029	11,505

Combined:
Construction and development	$91,428	$91,428	$-	$93,135	$-
1-4 family residential	469,585	502,669	57,719	480,835	230
Nonfarm, nonresidential	3,430,509	3,430,509	298,012	3,778,309	17,482
Commercial and industrial	3,191,163	3,365,651	449,066	3,246,793	37,044
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-

	$7,182,685	$7,390,257	$804,797	$7,599,072	$54,756

December 31, 2011
With no related allowance recorded:
Construction and development	$92,504	$92,504	$-	$92,504	$4,398
1-4 family residential	469,514	502,598	-	504,456	20,970
Nonfarm, nonresidential	1,548,288	1,711,019	-	1,720,582	90,633
Commercial and industrial	1,526,985	1,701,473	-	1,679,148	99,979
Consumer	10,452	10,452	-	6,753	6,738
Other loans	-	-	-	-	-

	3,647,743	4,018,046	-	4,003,443	222,718

With an allowance recorded:
Construction and development	$-	$-	$-	$-	$-
1-4 family residential	235,812	235,812	83,460	236,822	13,693
Nonfarm, nonresidential	2,079,602	2,079,602	280,454	2,079,917	109,936
Commercial and industrial	1,633,189	1,633,189	449,260	1,843,975	97,007
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-

	3,948,603	3,948,603	813,174	4,160,714	220,636

Combined:
Construction and development	$92,504	$92,504	$-	$92,504	$4,398
1-4 family residential	705,326	738,410	83,460	741,278	34,663
Nonfarm, nonresidential	3,627,890	3,790,621	280,454	3,800,499	200,569
Commercial and industrial	3,160,174	3,334,662	449,260	3,523,123	196,986
Consumer	10,452	10,452	-	6,753	6,738
Other loans	-	-	-	-	-

	$7,596,346	$7,966,649	$813,174	$8,164,157	$443,354

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.     ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx
	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2012

Construction and development	$2,343	$-	$-	$2,343	$5,651,047	$5,653,390	$-
1-4 family residential	809,727	95,152	304,957	1,209,836	36,733,615	37,943,451	-
Nonfarm, nonresidential	325,749	136,851	-	462,600	46,894,667	47,357,267	-
Commercial and industrial	613,353	4,359	213,595	831,307	78,075,749	78,907,056	21,929
Consumer	169,683	53,241	34,502	257,426	6,601,175	6,858,601	29,530
Other loans	-	-	-	-	4,575,294	4,575,294	-

Total	$1,920,855	$289,603	$553,054	$2,763,512	$178,531,547	$181,295,059	$51,459

Percentage of total loans	1.06%	0.16%	0.31%	1.52%	98.48%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$91,429	$91,429
1-4 family residential	150,062	71,751	304,957	526,770	278,064	804,834
Nonfarm, nonresidential	-	-	-	-	2,202,838	2,202,838
Commercial and industrial	45,504	-	191,667	237,171	805,568	1,042,739
Consumer	-	837	4,972	5,809	-	5,809
Other loans	-	-	-	-	-	-

	$195,566	$72,588	$501,596	$769,750	$3,377,899	$4,147,649

December 31, 2011

Construction and development	$273,412	$23,727	$-	$297,139	$5,916,304	$6,213,443	$-
1-4 family residential	621,656	77,631	72,774	772,061	38,727,128	39,499,189	-
Nonfarm, nonresidential	98,922	119,046	-	217,968	47,649,365	47,867,333	-
Commercial and industrial	764,276	56,117	218,516	1,038,909	72,717,513	73,756,422	44,543
Consumer	170,447	229,368	15,790	415,605	6,626,241	7,041,846	5,338
Other loans	-	-	-	-	4,966,730	4,966,730	-

Total	$1,928,713	$505,889	$307,080	$2,741,682	$176,603,281	$179,344,963	$49,881

Percentage of total loans	1.08%	0.28%	0.17%	1.53%	98.47%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$92,504	$92,504
1-4 family residential	92,736	217,814	72,774	383,324	322,003	705,327
Nonfarm, nonresidential	-	-	-	-	2,517,311	2,517,311
Commercial and industrial	-	-	173,973	173,973	895,643	1,069,616
Consumer	-	-	10,452	10,452	-	10,452
Other loans	-	-	-	-	-	-

	$92,736	$217,814	$257,199	$567,749	$3,827,461	$4,395,210

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

Loans by credit quality indicator are provided in the following table.

	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx
			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

March 31, 2012

Construction and development	$5,653,390	$5,561,962	$91,428	$-	$-
1-4 family residential	37,943,451	37,328,895	614,556	-	-
Nonfarm, nonresidential	47,357,267	45,906,653	1,190,445	260,169
Commercial and industrial	78,907,056	77,232,130	1,674,926	-	-
Consumer	6,858,601	6,856,709	-	1,892	-
Other loans	4,575,294	4,575,294	-	-	-

	$181,295,059	$177,461,643	$3,571,355	$262,061	$-

	100.0%	97.9%	2.0%	0.1%	0.0%

Guaranteed portion of loans	$40,267,706	$39,189,690	$1,078,016	$-	$-

	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx
			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

December 31, 2011

Construction and development	$6,213,443	$6,120,939	$92,504	$-	$-
1-4 family residential	39,499,189	38,839,069	660,120	-	-
Nonfarm, nonresidential	47,867,333	46,159,505	1,071,939	635,889	-
Commercial and industrial	73,756,422	72,268,150	1,488,272	-	-
Consumer	7,041,846	7,039,155	411	2,280	-
Other loans	4,966,730	4,966,730	-	-	-

	$179,344,963	$175,393,548	$3,313,246	$638,169	$-

	100.0%	97.8%	1.8%	0.4%	0.0%

Guaranteed portion of loans	$38,917,951	$38,077,329	$840,622	$-	$-

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.     TROUBLED DEBT RESTRUCTURINGS

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified no TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology. For the quarters ended March 31, 2012 and 2011, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	1	$237,883	$237,883	1	$15,929	$15,929
1-4 Family residential	1	113,743	116,438	-	-	-
Nonfarm, nonresidential	1	96,028	96,028	5	1,494,263	1,331,531
Commercial and industrial	1	266,702	266,702	5	481,706	307,218

During the three months ended March 31, 2012, the Bank modified four loans that were considered to be troubled debt restructurings. The terms for these loans were extended.

During the three months ended March 31, 2012, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012 substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE, CONTINUED

Servicing Assets

A valuation of loan servicing rights is performed on an individual basis due to the small number of loans serviced. Loans are evaluated on a discounted earnings basis to determine the present value of future earnings. The present value of the future earnings is the estimated market value for the loan, calculated using consensus assumptions that a first party purchaser would utilize in evaluating a potential acquisition of the servicing. As such, the Company classifies loan servicing rights as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx
(in thousands)
March 31, 2012	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$1,997	$-	$1,997	$-
Mortgage-backed securities	49	-	49	-
Corporate bonds	448	-	448	-
Servicing assets	91	-	-	91

Total assets at fair value	$2,585	$-	$2,494	$91

Total liabilities at fair value	$-	$-	$-	$-

	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx
(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,004	$-	$2,004	$-
Mortgage-backed securities	51	-	51	-
Corporate bonds	451	-	451	-
Servicing assets	93	-	-	93

Total assets at fair value	$2,599	$-	$2,506	$93

Total liabilities at fair value	$-	$-	$-	$-

For the three months ended March 31, 2012 and 2011, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	xxxxxxxxxxxxx	xxxxxxxxxxxxx
	Level 3
	2012	2011
	Fair Value	Fair Value
Balance, January 1	$92,682	$94,878
Capitalized	-	-
Amortization included in other income	(1,512)	(732)

Balance, March 31	$91,170	$94,146

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE, CONTINUED

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three month period ended March 31, 2012 and 2011, was $1,512 and $732, respectively, which was amortized to other income.

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

	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx
(in thousands)
March 31, 2012	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$1,200	$-	$-	$1,200
Loans-nonfarm, non-residential	1,896	-	-	1,896
Loans-other	225	-	-	225
Foreclosed assets	452	-	-	452

Total assets at fair value	$3,773	$-	$-	$3,773

Total liabilities at fair value	$-	$-	$-	$-

	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx
(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$1,184	$-	$-	$1,184
Loans-nonfarm, non-residential	1,799	-	-	1,799
Loans- 1- 4 family residential	152	-	-	152
Loans-other	-	-	-	-
Foreclosed assets	560	-	-	560

Total assets at fair value	$3,695	$-	$-	$3,695

Total liabilities at fair value	$-	$-	$-	$-

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE, CONTINUED

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value.

	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx
			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012
Financial Instruments - Assets
Loans	$177,421	$178,544	$-	$-	$178,544

Financial Instruments – Liabilities
Deposits	187,185	177,112	-	177,112	-
Long-Term Debt	8,100	8,625	-	8,625	-

December 31, 2011
Financial Instruments - Assets
Loans	$175,446	$163,835	$-	$-	$163,835

Financial Instruments – Liabilities
Deposits	183,938	174,610	-	174,610	-
Long-Term Debt	8,100	8,704	-	8,704	-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three months ending March 31, 2012 and 2011. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended March 31, 2012, was $618,452 or $0.16 per diluted share outstanding, compared to a $506,963 or $0.13 per diluted share outstanding, for the same period in 2011. Earnings for the three months ended March 31, 2012, are approximately 21.9% higher than for the same period in 2011. The increase results from an improved net interest margin and a reduction in the provision for loan losses. Net interest income increased from $2,176,628 in the first quarter of 2011 to $2,320,600 in 2012. A reduction in the cost of deposits from the first quarter of 2011 to 2012 contributed to the margin improvement. Asset yields decreased from 5.37% to 5.31% from 2011 to 2012 due to the change in earning asset mix from higher yielding loans to lower yielding deposits in other banks. The cost of funds continued to decrease from 1.24% in the first quarter of 2011 to 0.95% in the first quarter of 2012. The provision decreased from $158,897 in the first quarter of 2011 to $67,218 in 2012. This decrease is due to a reduction in net loan charge offs during the first quarter of 2012 compared to the first quarter of 2011. Net loan charge offs in the first quarter of 2011 amounted to $2,193,796 compared to only $46,041 in 2012. The large charge offs in 2011 reduced the amount of impaired loans requiring specific reserves and improved the overall credit quality of the loan portfolio. At March 31, 2012, the percentage of loans receiving pass credit risk grades was 97.9%, compared to 95.3% at March 31, 2011. The reserve was further impacted by an increase in loans carrying government guarantees. At March 31, 2012, the guaranteed portion of loans equaled 22.2% of total loans compared to 19.1% at March 31, 2011. Noninterest income increased 11.2% in 2012 primarily due to an increase in revenues from the Bank’s insurance subsidiary. Noninterest expenses increased 7.1% from $1,730,372 in the first quarter of 2011, to $1,853,644 in 2012. This increase is primarily attributable to increased salaries and benefit costs, occupancy repair and maintenance costs, and expenses related to the charge off of overdrawn deposit accounts. Salaries and benefit cost increased as a result of normal salary adjustments. Foundation related repairs to the building housing the operations of Freedom Finance, LLC account for the increased occupancy cost. Deposit overdrafts of approximately $70,000 were charged off in the first quarter of 2012 attributable to one commercial account. No such charge offs occurred in 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

On March 31, 2012, Surrey Bancorp’s assets totaled $228,421,181 compared to $224,727,764 on December 31, 2011. Net loans were $177,420,797 compared to $175,446,206 on December 31, 2011. This increase was primarily attributable to an increase in gross loans of approximately $1,950,000. Commercial loans increased 6.9% during the three month period ended March 31, 2012; however real estate loans decreased over 3.9% leading to an overall increase in gross loans of 1.1%. Interest-bearing deposits with banks decreased from $30,757,636 at December 31, 2011 to $24,094,705 at March 31, 2012, due to an increase in deposits due from banks of approximately $6,819,000. This increase resulted from changing our correspondent banking relationship for deposit clearings during the quarter to a correspondent that does not automatically sweep the account to overnight funds. In addition, deposit clearings at the end of March were above the bank’s normal average.

Total deposits on March 31, 2012, were $187,184,571 compared to $183,938,376 at the end of 2011. This increase is attributable to increases in all primary deposit categories except certificates of deposit. Demand deposits increased 10.7% from 2011 totals, while savings deposits, including money market accounts, increased 19.6%. Certificates of deposit decreased 9.4% from December 31, 2011 totals.

Common stockholders’ equity increased by $618,892, or 2.35%, during the three months ended March 31, 2012. The increase is comprised of net income of $664,057 and other stock based compensation of $6,530. Decreases included the payment and accrual of preferred dividends of $45,605 and adjustments to Accumulated Other Comprehensive Income of $6,090. The net increase resulted in a common stock book value of $7.63 per share, up from $7.45 on December 31, 2011.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended March 31, 2012. Combined preferred and common stockholders’ equity increased $618,892, or 2.057%, for the three months ended March 31, 2012.

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

Investments in available for sale securities of $2,494,651 consisted of U.S. Governmental Agency obligations with maturities ranging from 23 to 36 months, corporate bonds with maturities of 6.25 years to 6.50 years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2012, were $177,420,797 compared to $175,446,206 on December 31, 2011. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 73.5% of the Bank’s loans as of March 31, 2012, are fixed rate loans with 26.5% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2012, were $187,184,571, compared to $183,938,376 on December 31, 2011. The March total comes from a base of approximately 12,269 accounts compared to 12,126 accounts at December 31, 2011. Interest-bearing accounts represented 80.6% of March 31, 2012 period end deposits versus 83.3% at December 31, 2011.

Federal Funds Purchased

The Company had no federal funds purchased at March 31, 2012 or December 31, 2011. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

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

	Ratio	Minimum Required For Capital Adequacy Purposes

March 31, 2012:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.90%	8.0%
Surrey Bank & Trust	18.89%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.64%	4.0%
Surrey Bank & Trust	17.62%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.07%	4.0%
Surrey Bank & Trust	13.05%	4.0%

December 31, 2011:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.54%	8.0%
Surrey Bank & Trust	18.53%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.28%	4.0%
Surrey Bank & Trust	17.26%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.67%	4.0%
Surrey Bank & Trust	12.65%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Asset Quality

The Company actively monitors delinquencies, nonperforming assets and potential problem loans. Unsecured loans past due more than 90 days are placed into nonaccrual status. Secured loans reach nonaccrual status when they surpass 120 days past due. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status.

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

Nonperforming assets are detailed below.

	XXXXXXXXX	XXXXXXXXX
	March 31, 2012	December 31, 2011

Nonaccrual loans	$4,147,649	$4,395,210
Loans past due 90 days and still accruing	51,459	49,881
Foreclosed assets	451,642	560,018

Total	$4,650,750	$5,005,109

Total assets	$228,421,181	$224,727,764

Ratio of nonperforming assets to total assets	2.04%	2.23%

At March 31, 2012, the Bank had loans totaling $4,147,649 in nonaccrual status. The amount of loans over 90 days but less than 120 days past due equals $2,064,214. Foreclosed assets at March 31, 2012 primarily include 1-4 family dwellings. Loans that were considered impaired but were still accruing interest at March 31, 2012, including troubled debt restructurings, totaled $3,296,425. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $804,797 at quarter end, or 10.8% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	XXXXXXXXX	XXXXXXXXX
	March 31, 2012	December 31, 2011

Construction and development	$91,428	$92,504
1-4 family residential	804,834	705,326
Nonfarm, nonresidential	3,350,839	3,627,890
Commercial and industrial	3,191,164	3,160,174
Consumer	5,809	10,452

Total impaired and nonaccrual	$7,444,074	$7,596,346

At March 31, 2012, consumer loans totaling $261,389 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on non-accrual status at the end of the quarter and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx
	March 31, 2012		December 31, 2011

Construction and development	$5,653,390	3.12%	$6,213,443	3.46%
1-4 family residential	37,943,451	20.93%	39,499,189	22.02%
Multi-family	2,170,552	1.20%	2,214,365	1.23%
Farmland	2,377,137	1.31%	2,722,872	1.52%
Nonfarm, non-residential	47,357,267	26.12%	47,867,333	26.69%

Total real estate	95,501,797	52.68%	98,517,202	54.92%

Agricultural	27,605	0.02%	29,493	0.02%
Commercial and industrial	78,907,056	43.52%	73,756,422	41.13%
Consumer	6,858,601	3.78%	7,041,846	3.93%

Total loans	$181,295,059	100.00%	$179,344,963	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $50,594,000 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $40,268,000 at March 31, 2012. Loan guarantees by loan class are below:

	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx
	March 31,	Guaranteed Portion
	2012	Amount	Percentage

Construction and development	$5,653,390	$-	-%
1-4 family residential	37,943,451	892,883	2.35%
Multi-family	2,170,552	22,446	1.03%
Farmland	2,377,137	456,255	19.19%
Nonfarm, non-residential	47,357,267	14,692,060	31.02%

Total real estate	95,501,797	16,063,644	16.82%

Agricultural	27,605	-	-%
Commercial and industrial	78,907,056	24,204,062	30.67%
Consumer	6,858,601	-	-%

Total loans	$181,295,059	$40,267,706	22.21%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,748,738 at March 31, 2012. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $9,551,471 at March 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses was $67,218 for the first three months of 2012 compared to a provision of $158,897 for the same period in 2011. The decrease in the loan loss provision is primarily attributable to a stabilization of impaired loans in 2012 and an improvement in credit quality. Net loan charge offs in the first quarter of 2011 amounted to $2,193,796 compared to only $46,041 in 2012. At March 31, 2012, the percentage of loans receiving pass credit risk grades was 97.9%, compared to 95.3% at March 31, 2011. The reserve was further impacted by an increase in loans carrying government guarantees. At March 31, 2012, the guaranteed portion of loans equaled 22.2% of total loans compared to 19.1% at March 31, 2011. Reserves for nonaccrual and impaired loans at March 31, 2012 amounted to $804,796, compared to $813,174 at December 31, 2011.

The reserve for loan losses on March 31, 2012, was $3,901,758 or 2.15% of period end loans. This percentage is derived from total loans. Approximately $50,594,000 of the total loans outstanding at March 31, 2012, are government guaranteed loans for which the Bank’s exposure ranges from zero% to 49% of the outstanding balance. When the guaranteed portions of the loans are removed from the equation, the loan loss reserve is approximately 2.76% of outstanding loans, which was also the reserve percentage at December 31, 2011.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve, although that portion did increase during the first three months of 2011 due to the effect of charged off loans. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at March 31, 2012 and December 31, 2011.

	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx
	March 31, 2012		December 31, 2011
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$2,343	$-	$297,139	$-
1-4 family residential	904,879	304,957	699,287	72,774
Nonfarm, non-residential	462,600	-	217,968	-
Commercial and industrial	617,712	213,595	820,393	218,516
Consumer	222,924	34,502	399,815	15,790
Other loans	-	-	-	-

	$2,210,458	$553,054	$2,434,602	$307,080

Non-accrual loans included above	$268,154	$501,596	$310,550	$257,199

Guaranteed portion	$532,562	$100,398	$422,069	$33,407

Ratio to total loans	1.22%	0.31%	1.36%	0.17%

Ratio to total loans, net of guarantees	1.19%	0.32%	1.44%	0.19%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased slightly from December 31, 2011 to March 31, 2012. The largest increases were in 1-4 family residential loans and nonfarm, non-residential loans. The increases in 1-4 family past dues are primarily attributable to two customers, which accounted for approximately $335,000 of the 30-89 day past dues at March 31, 2012. Those customers were not past due at December 31, 2011. Approximately, $155,000 of the non-farm, non-residential loans past due at March 31, 2012 were only 31 days late. Overall past dues increased approximately 0.8% from the end of 2011 to March 31, 2012. At March 31, 2012, the guaranteed portion of total past due loans equals 23% compared to 17% at December 31, 2011.

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

At March 31, 2012, the liquidity position of the Company was good, in management’s opinion, with short-term liquid assets of $33,892,763 compared to $33,736,588 at December 31, 2011. Deposit increases of $3,246,195 were offset by loan increases and an increased investment in Bank Owned Life Insurance (BOLI). To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $25,500,000. At March 31, 2012, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $12,743,000 of which $8,100,000 of advances had been taken down at March 31, 2012.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a “Smaller Reporting Company”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32.1	Certification of PEO/PFO Pursuant to Section 906 of the Sarbanes Oxley Act
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

Surrey Bancorp

Date: May 14, 2012	/s/ Edward C. Ashby, III
Edward C. Ashby, III President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	/ Mark H. Towe
Mark H. Towe Sr. Vice President and Chief Financial Officer (Principal Financial Officer)