Form 10-Q
period 2012-06-30
SURREY BANCORP
filed 2012-08-10
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

On August 10, 2012 there were 3,542,984 common shares issued and outstanding.

Consolidated Balance Sheets

June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	June 2012	December 2011
Assets
Cash and due from banks	$8,180,734	$2,269,116
Interest-bearing deposits with banks	18,512,558	30,757,636
Federal funds sold	709,203	709,836
Investment securities available for sale	2,995,711	2,506,426
Restricted equity securities	766,904	809,754
Loans, net of allowance for loan losses of $3,802,204 at June 30, 2012 and $3,880,581 at December 31, 2011	175,177,109	175,446,206
Property and equipment, net	4,578,128	4,569,301
Foreclosed assets	251,046	560,018
Accrued income	958,873	962,614
Goodwill	120,000	120,000
Bank owned life insurance	5,213,610	3,389,447
Other assets	2,700,815	2,627,410

Total assets	$220,164,691	$224,727,764

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$37,195,963	$30,750,902
Interest-bearing	141,444,417	153,187,474

Total deposits	178,640,380	183,938,376
Long-term debt	7,750,000	8,100,000
Dividends payable	45,605	576,741
Accrued interest payable	191,559	185,362
Other liabilities	2,333,064	1,700,723

Total liabilities	188,960,608	194,501,202

Commitments and contingencies
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,542,984 and 3,536,724 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	12,051,203	12,009,588
Retained earnings	15,345,895	14,405,467
Accumulated other comprehensive loss	(61,822)	(57,300)

Total stockholders’ equity	31,204,083	30,226,562

Total liabilities and stockholders’ equity	$220,164,691	$224,727,764

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Six months ended June 30, 2012 and 2011 (Unaudited)

	2012	2011
Interest income
Loans and fees on loans	$5,435,450	$5,376,596
Federal funds sold	779	795
Investment securities, taxable	26,418	26,358
Deposits with banks	23,806	8,004

Total interest income	5,486,453	5,411,753

Interest expense
Deposits	719,681	933,423
Fed funds purchased	150	—
Long-term debt	151,854	182,900

Total interest expense	871,685	1,116,323

Net interest income	4,614,768	4,295,430
Provision for loan losses	738,988	(120,928)

Net interest income after provision for loan losses	3,875,780	4,416,358

Noninterest income
Service charges on deposit accounts	461,730	508,885
Fees and yield spread premiums on loans delivered to correspondents	70,234	53,618
Other service charges and fees	276,704	247,027
Other operating income	423,420	359,979

Total noninterest income	1,232,088	1,169,509

Noninterest expense
Salaries and employee benefits	1,788,521	1,761,997
Occupancy expense	225,213	197,180
Equipment expense	117,612	120,497
Data processing	182,419	185,588
Foreclosed assets, net	32,294	140,332
Postage, printing and supplies	97,233	102,754
Professional fees	206,673	190,460
FDIC insurance premiums	84,505	139,577
Other expense	742,382	694,440

Total noninterest expense	3,476,852	3,532,825

Net income before income taxes	1,631,016	2,053,042
Income tax expense	599,378	789,674

Net income	1,031,638	1,263,368
Preferred stock dividends	(91,210)	(90,957)

Net income available to common stockholders	$940,428	$1,172,411

Basic earnings per common share	$0.27	$0.33

Diluted earnings per common share	$0.25	$0.30

Basic weighted average common shares outstanding	3,538,822	3,530,932

Diluted weighted average common shares outstanding	4,172,757	4,164,867

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended June 30, 2012 and 2011 (Unaudited)

	2012	2011
Interest income
Loans and fees on loans	$2,690,474	$2,652,444
Federal funds sold	387	458
Investment securities, taxable	12,215	13,944
Deposits with banks	13,359	2,673

Total interest income	2,716,435	2,669,519

Interest expense
Deposits	346,669	459,353
Fed funds purchased	150	—
Long-term debt	75,448	91,364

Total interest expense	422,267	550,717

Net interest income	2,294,168	2,118,802
Provision for loan losses	671,770	(279,825)

Net interest income after provision for loan losses	1,622,398	2,398,627

Noninterest income
Service charges on deposit accounts	225,788	260,994
Fees and yield spread premiums on loans delivered to correspondents	29,413	26,442
Other service charges and fees	144,798	128,068
Other operating income	172,252	160,527

Total noninterest income	572,251	576,031

Noninterest expense
Salaries and employee benefits	861,138	883,412
Occupancy expense	107,051	101,720
Equipment expense	54,399	61,634
Data processing	90,004	98,757
Foreclosed assets, net	(936)	120,908
Postage, printing and supplies	56,041	60,251
Professional fees	74,628	67,253
FDIC insurance premiums	35,650	56,287
Other expense	345,233	352,231

Total noninterest expense	1,623,208	1,802,453

Net income before income taxes	571,441	1,172,205
Income tax expense	203,860	461,028

Net income	367,581	711,177
Preferred stock dividends	(45,605)	(45,729)

Net income available to common stockholders	$321,976	$665,448

Basic earnings per common share	$0.09	$0.19

Diluted earnings per common share	$0.09	$0.17

Basic weighted average common shares outstanding	3,540,920	3,532,855

Diluted weighted average common shares outstanding	4,174,855	4,166,790

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Six months ended June 30, 2012 and 2011 (Unaudited)

	2012	2011
Net income	$1,031,638	$1,263,368

Other comprehensive income:
Unrealized gains (losses) arising during the period	(7,360)	7,476
Tax (expense) benefits related to unrealized gains (losses)	2,838	(2,882)

Total other comprehensive income (loss)	(4,522)	4,594

Total comprehensive income	$1,027,116	$1,267,962

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011 (Unaudited)

	2012	2011
Cash flows from operating activities
Net income	$1,031,638	$1,263,368
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	115,562	120,055
Gain on sale of property and equipment	(650)	(670)
(Gain)/Loss on the sale of foreclosed assets	(63,705)	50,254
Stock-based compensation, net of tax benefit	11,504	11,213
Provision for loan losses	738,988	(120,928)
Deferred income taxes	3,895	(1,156)
Accretion of discount on securities, net of amortization of premiums	395	870
Increase in cash surrender value of life insurance	(74,163)	(52,535)
Changes in assets and liabilities:
Accrued income	3,741	29,660
Other assets	(74,462)	410,231
Accrued interest payable	6,197	19,130
Other liabilities	632,341	221,198

Net cash provided by operating activities	2,331,281	1,950,690

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	12,245,078	(14,463,715)
Net increase (decrease) in federal funds sold	633	(3,332)
Purchases of investment securities	(2,000,000)	(1,502,500)
Sales and maturities of investment securities	1,502,960	1,004,648
Purchase of Bank Owned Life Insurance	(1,750,000)	—
Redemption of restricted equity securities	45,000	49,100
Purchase of restricted equity securities	(2,150)	(25)
Net increase in loans	(617,530)	(315,466)
Proceeds from the sale of foreclosed assets	520,316	438,673
Purchases of property and equipment	(124,389)	(88,088)
Proceeds from the sale of property and equipment	650	670

Net cash provided by (used in) investing activities	9,820,568	(14,880,035)

Cash flows from financing activities
Net increase (decrease) in deposits	(5,297,996)	13,590,925
Maturity of long-term debt	(350,000)	(350,000)
Dividends paid	(622,346)	(80,742)
Common stock options exercised	30,111	12,313

Net cash provided by (used in) financing activities	(6,240,231)	13,172,496

Net increase in cash and cash equivalents	5,911,618	243,151
Cash and due from banks, beginning	2,269,116	2,398,433

Cash and due from banks, ending	$8,180,734	$2,641,584

Supplemental disclosures of cash flow information
Interest paid	$865,488	$1,097,193

Taxes paid	$255,000	$424,019

Loans transferred to foreclosed properties	$147,639	$225,125

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2012 and 2011 (Unaudited)

					Accumulated
	Preferred				Other
	Stock	Common Stock		Retained	Comprehensive
	Amount	Shares	Amount	Earnings	Loss	Total
Balance, January 1, 2011	$3,868,807	3,206,495	$9,464,178	$15,380,083	$(68,913)	$28,644,155
Net income	—	—	—	1,263,368	—	1,263,368
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $2,882	—	—	—	—	4,594	4,594
Common stock options exercised	—	6,735	12,313	—	—	12,313
Stock-based compensation, net of tax benefit	—	—	11,213	—	—	11,213
Dividends declared and accrued on convertible Series A preferred stock ($.31 per share)	—	—	—	(59,157)	—	(59,157)
Dividends declared and accrued on convertible Series D preferred stock ($.18 per share)	—	—	—	(31,800)	—	(31,800)

Balance, June 30, 2011	$3,868,807	3,213,230	$9,487,704	$16,552,494	$(64,319)	$29,844,686

Balance, January 1, 2012	$3,868,807	3,536,724	$12,009,588	$14,405,467	$(57,300)	$30,226,562
Net income	—	—	—	1,031,638	—	1,031,638
Net change in unrealized gain (loss) on investment securities available for sale, net of income tax of $2,838	—	—	—	—	(4,522)	(4,522)
Common stock options exercised	—	6,260	30,111	—	—	30,111
Stock-based compensation, net of tax benefit	—	—	11,504	—	—	11,504
Dividends declared and accrued on convertible Series A preferred stock ($.31 per share)	—	—	—	(59,322)	—	(59,322)
Dividends declared and accrued on convertible Series D preferred stock ($.18 per share)	—	—	—	(31,888)	—	(31,888)

Balance, June 30, 2012	$3,868,807	3,542,984	$12,051,203	$15,345,895	$(61,822)	$31,204,083

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of June 30, 2012, the results of operations for the six and three months ended June 30, 2012 and 2011, and its changes in stockholders’ equity, comprehensive income and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2011, included in the Company’s Form 10-K. The balance sheet at December 31, 2011, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2012 and December 31, 2011, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at June 30, 2012 and December 31, 2011.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The amortized costs of securities available for sale and their approximate fair values at June 30, 2012 and December 31, 2011 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
Government-sponsored enterprises	$2,500,000	$1,045	$(1,435)	$2,499,610
Mortgage-backed securities	46,317	1,534	—	47,851
Corporate bonds	550,000	—	(101,750)	448,250

	$3,096,317	$2,579	$(103,185)	$2,995,711

December 31, 2011
Government-sponsored enterprises	$2,000,374	$4,311	$—	$2,004,685
Mortgage-backed securities	49,298	1,443	—	50,741
Corporate bonds	550,000	—	99,000	451,000

	$2,599,672	$5,754	$99,000	$2,506,426

At June 30, 2012 and December 31, 2011, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law. The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at June 30, 2012, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	2,500,000	2,499,610
Due after five years through ten years	582,812	482,145
Due after ten years	13,505	13,956

	$3,096,317	$2,995,711

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to corporate bonds issued by other banks at June 30, 2012 and December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Government-sponsored enterprises	$1,498,565	$1,435	$—	$—	$1,498,565	$1,435
Corporate bonds	—	—	448,250	101,750	448,250	101,750

	$1,498,565	$1,435	$448,250	$101,750	$1,946,815	$103,185

December 31, 2011
Corporate bonds	$—	$—	$451,000	$99,000	$451,000	$99,000

	$—	$—	$451,000	$99,000	$451,000	$99,000

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

The Company had no gross realized gains or losses from the sales of investment securities for the six and three month periods ended June 30, 2012 and 2011.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2012 and 2011 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At June 30, 2012, the Company had commitments to extend credit, including unused lines of credit of approximately $38,676,000. Letters of credit totaling $1,232,886 were outstanding.

NOTE 5. LOANS

The major components of loans in the balance sheets at June 30, 2012 and December 31, 2011 are below.

	2012	2011
Commercial	$79,246,988	$73,756,422
Real estate:
Construction and land development	5,876,857	6,213,443
Residential, 1-4 families	36,568,561	39,499,189
Residential, 5 or more families	1,985,429	2,214,365
Farmland	2,439,577	2,722,872
Nonfarm, nonresidential	45,463,526	47,867,333
Agricultural	25,714	29,493
Consumer, net of discounts of $21,443 in 2012 and $21,742 in 2011	7,351,882	7,041,846

	178,958,534	179,344,963
Deferred loan origination costs, net of (fees)	20,779	(18,176)

	178,979,313	179,326,787
Allowance for loan losses	(3,802,204)	(3,880,581)

	$175,177,109	$175,446,206

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $18,272,000 and $19,112,000 at June 30, 2012 and December 31, 2011, respectively.

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the six months ending June 30, 2012 and 2011 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total
June 30, 2012
Allowance for credit losses:
Beginning balance	$103,200	$836,860	$865,854	$1,808,260	$210,807	$55,600	$3,880,581
Charge-offs	(7,286)	(268,006)	(21,831)	(579,503)	(128,611)	—	(1,005,237)
Recoveries	100	532	83,506	89,538	14,196	—	187,872
Provision	9,386	161,912	(87,540)	541,671	119,559	(6,000)	738,988

Ending balance	$105,400	$731,298	$839,989	$1,859,966	$215,951	$49,600	$3,802,204

Ending balance: individually evaluated for impairment	$—	$23,598	$318,189	$383,366	$—	$—	$725,153

Ending balance: collectively evaluated for impairment	$105,400	$707,700	$521,800	$1,476,600	$215,951	$49,600	$3,077,051

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,876,857	$36,568,561	$45,463,526	$79,246,988	$7,351,882	$4,450,720	$178,958,534

Ending balance: individually evaluated for impairment	$90,391	$336,705	$3,302,888	$3,199,855	$—	$—	$6,929,839

Ending balance: collectively evaluated for impairment	$5,786,466	$36,231,856	$42,160,638	$76,047,133	$7,351,882	$4,450,720	$172,028,695

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

June 30, 2011
Allowance for credit losses:
Beginning balance	$118,797	$1,696,068	$1,199,292	$3,411,403	$205,662	$52,700	$6,683,922
Charge-offs	(27,468)	(1,105,516)	(203,418)	(959,152)	(27,387)	—	(2,322,941)
Recoveries	996	54,285	83,772	71,500	17,869	—	228,422
Provision	6,720	77,596	(204,924)	(537)	(3,383)	3,600	(120,928)

Ending balance	$99,045	$722,433	$874,722	$2,523,214	$192,761	$56,300	$4,468,475

Ending balance: individually evaluated for impairment	$645	$42,233	$301,922	$1,468,614	$—	$—	$1,813,414

Ending balance: collectively evaluated for impairment	$98,400	$680,200	$572,800	$1,054,600	$192,761	$56,300	$2,655,061

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,544,068	$42,991,762	$48,365,786	$67,791,434	$6,697,606	$5,042,967	$176,433,623

Ending balance: individually evaluated for impairment	$95,121	$1,052,398	$4,094,870	$6,998,129	$16,896	$—	$12,257,414

Ending balance: collectively evaluated for impairment	$5,448,947	$41,939,364	$44,270,916	$60,793,305	$6,680,710	$5,042,967	$164,176,209

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of June 30, 2012 and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance recorded:
Construction and development	$90,391	$90,391	$—	$92,033	$500
1-4 family residential	153,334	153,334	—	160,318	—
Nonfarm, nonresidential	1,212,440	1,212,440	—	1,231,396	34,681
Commercial and industrial	1,786,213	2,055,278	—	1,841,485	48,137
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	3,242,378	3,511,443	—	3,325,232	83,318

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	183,371	216,455	23,598	190,739	—
Nonfarm, nonresidential	2,090,447	2,112,279	318,189	2,134,088	—
Commercial and industrial	1,413,643	1,473,718	383,366	1,521,241	9,723
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	3,687,461	3,802,452	725,153	3,846,068	9,723

Combined:
Construction and development	$90,391	$90,391	$—	$92,033	$500
1-4 family residential	336,705	369,789	23,598	351,057	—
Nonfarm, nonresidential	3,302,887	3,324,719	318,189	3,365,484	34,681
Commercial and industrial	3,199,856	3,528,996	383,366	3,362,726	57,860
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	$6,929,839	$7,313,895	$725,153	$7,171,300	$93,041

December 31, 2011
With no related allowance recorded:
Construction and development	$92,504	$92,504	$—	$92,504	$4,398
1-4 family residential	469,514	502,598	—	504,456	20,970
Nonfarm, nonresidential	1,548,288	1,711,019	—	1,720,582	90,633
Commercial and industrial	1,526,985	1,701,473	—	1,679,148	99,979
Consumer	10,452	10,452	—	6,753	6,738
Other loans	—	—	—	—	—

	3,647,743	4,018,046	—	4,003,443	222,718

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	235,812	235,812	83,460	236,822	13,693
Nonfarm, nonresidential	2,079,602	2,079,602	280,454	2,079,917	109,936
Commercial and industrial	1,633,189	1,633,189	449,260	1,843,975	97,007
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	3,948,603	3,948,603	813,174	4,160,714	220,636

Combined:
Construction and development	$92,504	$92,504	$—	$92,504	$4,398
1-4 family residential	705,326	738,410	83,460	741,278	34,663
Nonfarm, nonresidential	3,627,890	3,790,621	280,454	3,800,499	200,569
Commercial and industrial	3,160,174	3,334,662	449,260	3,523,123	196,986
Consumer	10,452	10,452	—	6,753	6,738
Other loans	—	—	—	—	—

	$7,596,346	$7,966,649	$813,174	$8,164,157	$443,354

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2012
Construction and development	$14,721	$—	$—	$14,721	$5,862,136	$5,876,857	$—
1-4 family residential	497,072	149,147	227,799	874,018	35,694,543	36,568,561	49,668
Nonfarm, nonresidential	314,706	35,631	201,227	551,564	44,911,962	45,463,526	79,500
Commercial and industrial	533,614	260,768	751,276	1,545,658	77,701,330	79,246,988	582,291
Consumer	261,805	19,450	20,735	301,990	7,049,892	7,351,882	16,019
Other loans	—	212,293	—	212,293	4,238,427	4,450,720	—

Total	$1,621,918	$677,289	$1,201,037	$3,500,224	$175,458,290	$178,958,534	$727,478

Percentage of total loans	0.91%	0.38%	0.67%	1.96%	98.04%	100.00%

Non-accruals included above
Construction and development	$—	$—	$—	$—	$90,391	$90,391
1-4 family residential	37,647	128,262	178,131	344,040	241,752	585,792
Nonfarm, nonresidential	22,147	—	121,727	143,874	2,091,685	2,235,559
Commercial and industrial	—	—	168,985	168,985	936,033	1,015,018
Consumer	—	4,748	4,716	9,464	—	9,464
Other loans	—	—	—	—	—	—

	$59,794	$133,010	$473,559	$666,363	$3,359,861	$4,026,224

December 31, 2011
Construction and development	$273,412	$23,727	$—	$297,139	$5,916,304	$6,213,443	$—
1-4 family residential	621,656	77,631	72,774	772,061	38,727,128	39,499,189	—
Nonfarm, nonresidential	98,922	119,046	—	217,968	47,649,365	47,867,333	—
Commercial and industrial	764,276	56,117	218,516	1,038,909	72,717,513	73,756,422	44,543
Consumer	170,447	229,368	15,790	415,605	6,626,241	7,041,846	5,338
Other loans	—	—	—	—	4,966,730	4,966,730	—

Total	$1,928,713	$505,889	$307,080	$2,741,682	$176,603,281	$179,344,963	$49,881

Percentage of total loans	1.08%	0.28%	0.17%	1.53%	98.47%	100.00%

Non-accruals included above
Construction and development	$—	$—	$—	$—	$92,504	$92,504
1-4 family residential	92,736	217,814	72,774	383,324	322,003	705,327
Nonfarm, nonresidential	—	—	—	—	2,517,311	2,517,311
Commercial and industrial	—	—	173,973	173,973	895,643	1,069,616
Consumer	—	—	10,452	10,452	—	10,452
Other loans	—	—	—	—	—	—

	$92,736	$217,814	$257,199	$567,749	$3,827,461	$4,395,210

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful
June 30, 2012
Construction and development	$5,876,857	$5,786,466	$90,391	$—	$—
1-4 family residential	36,568,561	36,045,220	523,341	—	—
Nonfarm, nonresidential	45,463,526	44,028,351	1,178,320	256,855
Commercial and industrial	79,246,988	77,596,227	1,650,761	—	—
Consumer	7,351,882	7,341,460	8,911	1,511	—
Other loans	4,450,720	4,449,606	1,114	—	—

	$178,958,534	$175,247,330	$3,452,838	$258,366	$—

	100.0%	97.9%	1.9%	0.2%	0.0%

Guaranteed portion of loans	$40,294,597	$39,239,354	$1,055,243	$—	$—

	Total	Pass Credits	Special Mention	Substandard	Doubtful
December 31, 2011
Construction and development	$6,213,443	$6,120,939	$92,504	$—	$—
1-4 family residential	39,499,189	38,839,069	660,120	—	—
Nonfarm, nonresidential	47,867,333	46,159,505	1,071,939	635,889	—
Commercial and industrial	73,756,422	72,268,150	1,488,272	—	—
Consumer	7,041,846	7,039,155	411	2,280	—
Other loans	4,966,730	4,966,730	—	—	—

	$179,344,963	$175,393,548	$3,313,246	$638,169	$—

	100.0%	97.8%	1.8%	0.4%	0.0%

Guaranteed portion of loans	$38,917,951	$38,077,329	$840,622	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. TROUBLED DEBT RESTRUCTURINGS

For the quarters ended June 30, 2012 and 2011, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	0	$0	$0	1	$237,883	$237,883
1-4 Family residential	0	0	0	1	113,743	116,438
Nonfarm, nonresidential	0	0	0	1	96,028	96,028
Commercial and industrial	1	76,358	76,358	2	343,060	343,060

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	1	$63,711	$30,627	1	$63,711	$30,627
1-4 Family residential	0	0	0	1	15,928	15,928
Nonfarm, nonresidential	1	347,455	347,455	6	1,841,718	1,678,987
Commercial and industrial	1	63,105	63,105	6	544,812	370,324

During the six months ended June 30, 2012, the Bank modified five loans that were considered to be troubled debt restructurings. The terms for these loans were extended. The interest rate was lowered on one loan.

During the six months ended June 30, 2012, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
June 30, 2012	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,500	$—	$2,500	$—
Mortgage-backed securities	48	—	48	—
Corporate bonds	448	—	448	—
Servicing assets	90	—	—	90

Total assets at fair value	$3,086	$—	$2,996	$90

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,004	$—	$2,004	$—
Mortgage-backed securities	51	—	51	—
Corporate bonds	451	—	451	—
Servicing assets	93	—	—	93

Total assets at fair value	$2,599	$—	$2,506	$93

Total liabilities at fair value	$—	$—	$—	$—

For the six months ended June 30, 2012 and 2011, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2012	2011
	Fair Value	Fair Value
Balance, January 1	$92,682	$94,878
Capitalized	—	—
Amortization included in other income	(2,293)	(1,427)

Balance, June 30	$90,389	$93,451

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE, CONTINUED

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three month period ended June 30, 2012 and 2011, was $781 and $695, respectively, which was amortized to other income.

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

(in thousands)
June 30, 2012	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$1,030	$—	$—	$1,030
Loans-nonfarm, non-residential	1,772	—	—	1,772
Loans-other	160	—	—	160
Foreclosed assets	251	—	—	251

Total assets at fair value	$3,213	$—	$—	$3,213

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$1,184	$—	$—	$1,184
Loans-nonfarm, non-residential	1,799	—	—	1,799
Loans- 1- 4 family residential	152	—	—	152
Loans-other	—	—	—	—
Foreclosed assets	560	—	—	560

Total assets at fair value	$3,695	$—	$—	$3,695

Total liabilities at fair value	$—	$—	$—	$—

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Financial Instruments - Assets
Loans	$175,177	$180,229	$—	$—	$180,229
Financial Instruments – Liabilities
Deposits	178,640	171,259	—	171,259	—
Long-Term Debt	7,750	8,257	—	8,257	—
December 31, 2011
Financial Instruments - Assets
Loans	$175,446	$163,835	$—	$—	$163,835
Financial Instruments – Liabilities
Deposits	183,938	174,610	—	174,610	—
Long-Term Debt	8,100	8,704	—	8,704	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the six months ending June 30, 2012 and 2011. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended June 30, 2012, was $321,976 or $0.09 per diluted share outstanding, compared to a $665,448 or $0.19 per diluted share outstanding, for the same period in 2011. Earnings for the three months ended June 30, 2012, are approximately 51.6% lower than for the same period in 2011. The decrease results from an increase in the provision for loan losses. The provision for loan losses increased from a recapture of $279,825 in the second quarter of 2011 to a provision of $671,770 in 2012. This increase is due to an increase in net loan charge offs during the second quarter of 2012 compared to the second quarter of 2011. Net loan charge offs in the second quarter of 2012 amounted to $771,324 compared to net recoveries of $99,278 in 2011, a difference of $870,602. The majority of the net charge offs were commercial and revolving 1-4 family loans. Charge off of these problem assets resulted in an overall increase in the credit quality of the loan portfolio. At June 30, 2012, the percentage of loans receiving pass credit risk grades was 97.9%, compared to 96.3% at June 30, 2011. Credit quality was further enhanced by an increase in loans carrying government guarantees. At June 30, 2012, the guaranteed portion of loans equaled 22.5% of total loans compared to 20.2% at June 30, 2011. Net interest income increased from $2,118,802 in the second quarter of 2011 to $2,294,168 in 2012. A reduction in the cost of deposits from the second quarter of 2011 to 2012 contributed to the margin improvement. Asset yields increased from 4.97% to 5.27% from 2011 to 2012 due to the change in earning asset mix from lower yielding deposits in other banks to higher yielding loans. The cost of funds continued to decrease from 1.14% in the second quarter of 2011 to 0.89% in the second quarter of 2012. Noninterest income remained relatively flat decreasing 0.7% in 2012. Noninterest expenses decreased 9.9% from $1,802,453 in the second quarter of 2011, to $1,623,208 in 2012. This decrease is primarily attributable to decreased costs associated with foreclosed assets. Net expenses associated from foreclosed asset activity decreased from $120,908 in 2011 to a net income of $936 in 2012. Salaries and employee benefits decreased from $883,412 in 2011 to $861,138 in 2012 primarily due to in increase in salary cost deferred for loan production. FDIC insurance premiums dropped due to shrinkage in deposits. The remaining noninterest expenses did not materially change from quarter to quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net income available for common stockholders for the six months ended June 30, 2012, was $940,428 or $0.25 per diluted share outstanding compared to $1,172,411 or $0.33 per diluted share outstanding for the same period in 2011. This represents a 19.8% decrease in earnings for the first six months of 2012 compared to the same period in 2011. This decrease is attributable to an increase in the provision for loan losses. The provision increased from a recapture of $120,928 in the first six months of 2011 to a provision of $738,988 during the same period in 2012. The charge off of nonperforming loans and their effect on the historical loss component of the loan loss reserve resulted in the provision increase. Loan charge offs were greater for the first six months of 2011 than in 2012 but most of the loans charged off in 2011 had specific reserves already established. When these loans were charged off it had minimal effect on the loan loss provision in 2011 since both the loan and the corresponding reserve were removed. However, the historical loss component was enhanced. This increase coupled with second quarter losses required the current provision to be increased. Net interest income increased from $4,295,430 in the first six months of 2011 to $4,614,768 in 2012. This increase is due to an increase in average loans as a percentage of total earning assets for the six month period ended June 30, 2012 versus the same period in 2011. Overall assets yields have increased as a result of this increase in higher yielding average loans. Additionally, corresponding reductions in the cost of funds further increased the margin. The cost of funds decreased from 1.19% in 2011 to 0.92% in 2012. Noninterest income increased 5.4% in 2012 primarily due to an increase in revenues from the Bank’s insurance subsidiary. Noninterest expenses decreased 1.6% from $3,532,825 in the six months ended June 30, 2011, to $3,476,852 for the same period in 2012. Most of the decrease is associated with gains on the sales and reduced expenses associated with foreclosed assets. Foreclosed asset expense decreased from $140,332 in first six months of 2011 to $32,294 in 2011.

On June 30, 2012, Surrey Bancorp’s assets totaled $220,164,691 compared to $224,727,764 on December 31, 2011. Net loans were $175,177,109 compared to $175,446,206 on December 31, 2011. This decrease was primarily attributable to a decrease in gross loans of approximately $347,000. Commercial loans increased 7.4% during the six month period ended June 30, 2012; however real estate loans decreased over 5.4% leading to an overall decrease in gross loans of 0.2%. Interest-bearing deposits with banks decreased from $30,757,636 at December 31, 2011 to $18,512,558 at June 30, 2012, due to an increase in deposits due from banks of approximately $5,912,000 and a decrease in total deposits of $5,298,000. The increase in deposits with other banks resulted from changing our correspondent banking relationship for deposit clearings to a correspondent that does not automatically sweep the account to overnight funds. In addition, deposit clearings at the end of June were above the bank’s normal average.

Total deposits on June 30, 2012, were $178,640,380 compared to $183,938,376 at the end of 2011. This decrease is attributable to decreases in all primary deposit categories except demand deposits and savings deposits. Demand deposits increased 9.4% from 2011 totals, while savings deposits, including money market accounts, increased 5.7%. Certificates of deposit decreased 12.8% from December 31, 2011 totals.

Common stockholders’ equity increased by $977,521, or 3.71%, during the six months ended June 30, 2012. The increase is comprised of net income of $1,031,638, exercised common stock options of $30,111 and other stock based compensation of $11,504. Decreases included the payment and accrual of preferred dividends of $91,210 and adjustments to Accumulated Other Comprehensive Income of $4,522. The net increase resulted in a common stock book value of $7.72 per share, up from $7.45 on December 31, 2011.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended June 30, 2012. Combined preferred and common stockholders’ equity increased $977,521, or 3.23%, for the six months ended June 30, 2012.

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

Investments in available for sale securities of $2,995,711 consisted of U.S. Governmental Agency obligations with maturities ranging from 20 to 33 months, corporate bonds with maturities of 6.0 years to 6.25 years, that reprice quarterly, and GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2012, were $175,177,109 compared to $175,446,206 on December 31, 2011. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 73.1% of the Bank’s loans as of June 30, 2012, are fixed rate loans with 26.9% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2012, were $178,640,380, compared to $183,938,376 on December 31, 2011. The June total consists of a base of approximately 12,292 accounts compared to 12,126 accounts at December 31, 2011. Interest-bearing accounts represent 79.2% of June 30, 2012 period end deposits versus 83.3% at December 31, 2011.

Federal Funds Purchased

The Company had no federal funds purchased at June 30, 2012 or December 31, 2011. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

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

	Ratio	Minimum Required For Capital Adequacy Purposes
June 30, 2012:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.52%	8.0%
Surrey Bank & Trust	19.50%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.26%	4.0%
Surrey Bank & Trust	18.23%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.35%	4.0%
Surrey Bank & Trust	13.33%	4.0%
December 31, 2011:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.54%	8.0%
Surrey Bank & Trust	18.53%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.28%	4.0%
Surrey Bank & Trust	17.26%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.67%	4.0%
Surrey Bank & Trust	12.65%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	June 30, 2012	December 31, 2011
Nonaccrual loans	$4,026,224	$4,395,210
Loans past due 90 days and still accruing	727,478	49,881
Foreclosed assets	251,046	560,018

Total	$5,004,748	$5,005,109

Total assets	$220,164,691	$224,727,764

Ratio of nonperforming assets to total assets	2.27%	2.23%

At June 30, 2012, the Bank had loans totaling $4,026,224 in nonaccrual status. Approximately $3,360,000 of the nonaccrual loans were current at the end of June. Approximately $662,000 of loans past due 90 days and still accruing are less than 120 days past due. These loans are government guaranteed loans that are not moved to nonaccrual status until they are 120 days past due. The guaranteed portion of these loans is $538,300. Foreclosed assets at June 30, 2012 primarily include 1-4 family dwellings. Loans that were considered impaired but were still accruing interest at June 30, 2012, including troubled debt restructurings, totaled $3,162,167. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $804,797 at quarter end, or 10.8% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	June 30, 2012	December 31, 2011
Construction and development	$90,391	$92,504
1-4 family residential	585,792	705,326
Nonfarm, nonresidential	3,302,888	3,627,890
Commercial and industrial	3,199,856	3,160,174
Consumer	9,464	10,452

Total impaired and nonaccrual	$7,188,391	$7,596,346

At June 30, 2012, consumer loans totaling $255,431 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at the end of the quarter and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	June 30, 2012		December 31, 2011
Construction and development	$5,876,857	3.28%	$6,213,443	3.46%
1-4 family residential	36,568,561	20.43%	39,499,189	22.02%
Multi-family	1,985,429	1.11%	2,214,365	1.23%
Farmland	2,439,577	1.36%	2,722,872	1.52%
Nonfarm, non-residential	45,463,526	25.41%	47,867,333	26.69%

Total real estate	92,333,950	51.59%	98,517,202	54.92%
Agricultural	25,714	0.01%	29,493	0.02%
Commercial and industrial	79,246,988	44.29%	73,756,422	41.13%
Consumer	7,351,882	4.11%	7,041,846	3.93%

Total loans	$178,958,534	100.00%	$179,344,963	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including a borrower’s actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $50,185,372 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $40,294,597 at June 30, 2012. Loan guarantees by loan class are below:

	June 30, 2012	Guaranteed Portion
		Amount	Percentage
Construction and development	$5,876,857	$—	—%
1-4 family residential	36,568,561	865,117	2.37%
Multi-family	1,985,429	20,095	1.01%
Farmland	2,439,577	453,455	18.59%
Nonfarm, non-residential	45,463,526	14,503,236	31.90%

Total real estate	92,333,950	15,841,903	17.16%
Agricultural	25,714	—	—%
Commercial and industrial	79,246,988	24,452,694	30.86%
Consumer	7,351,882	—	—%

Total loans	$178,958,534	$40,294,597	22.52%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $3,015,896 at June 30, 2012. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $9,228,209 at June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses was $738,988 for the first six months of 2012 compared to a recapture of $120,928 for the same period in 2011. The charge off of nonperforming loans and their effect on the historical loss component of the loan reserve resulted in the provision increase. Loan charge offs were greater for the first six months of 2011 than in 2012 but most of the loans charged off in 2011 had specific reserves already established. When these loans were charged off it had minimal effect on the loan loss provision in 2011 since both the loan and the corresponding reserve were removed. However, the historical loss component was enhanced. This increase coupled with second quarter losses required the current provision to be increased. Reserves for nonaccrual and impaired loans at June 30, 2012 amounted to $725,153, compared to $813,174 at December 31, 2011.

The reserve for loan losses on June 30, 2012, was $3,802,204 or 2.12% of period end loans. This percentage is derived from total loans. Approximately $50,185,000 of total loans outstanding at June 30, 2012, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.74% of outstanding loans. At December 31, 2011 the loan loss reserve percentage was 2.16% of total loans and 2.76% of loans net of government guarantees.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve, although that portion did increase during the first six months of 2012 due to the effect of charged off loans. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus
Construction and development	$14,721	$—	$297,139	$—
1-4 family residential	646,219	227,799	699,287	72,774
Nonfarm, non-residential	350,337	201,227	217,968	—
Commercial and industrial	794,382	751,276	820,393	218,516
Consumer	281,255	20,735	399,815	15,790
Other loans	212,293	—	—	—

	$2,299,207	$1,201,037	$2,434,602	$307,080

Non-accrual loans included above	$192,804	$473,559	$310,550	$257,199

Guaranteed portion	$371,815	$676,151	$422,069	$33,407

Ratio to total loans	1.17%	0.41%	1.36%	0.17%

Ratio to total loans, net of guarantees	1.39%	0.38%	1.44%	0.19%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased from December 31, 2011 to June 30, 2012. All of the increase is in the 90 days plus time frame. Since many of these loans carry government guarantees they are not put on nonaccrual status until the loans are 120 days past due. The largest increases were in 1-4 family loans, nonfarm, non-residential loans and commercial loans. The increase in 1-4 family loans is attributable to one loan (home equity) that was not past due at December 31, 2011. The non-farm, non-residential loans past due at June 30, 2012 consist of two customers that carry government guarantees of $131,045. Commercial loans over 90 days past due consist of loans due from five customers. Two of these loans are past due less than 95 days. The guaranteed portion of commercial loans past due over 90 days is $545,106. Overall past dues increased approximately 27.7% from the end of 2011 to June 30, 2012. At June 30, 2012, the guaranteed portion of total past due loans equals 30% compared to 17% at December 31, 2011.

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

At June 30, 2012, the liquidity position of the Company was good, in management’s opinion, with short-term liquid assets of $27,402,495 compared to $33,736,588 at December 31, 2011. Deposit decreases of $5,297,996 account for most of the decrease in liquidity. The Bank also increased its investment in Bank Owned Life Insurance (BOLI) by $1,750,000. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $25,500,000. At June 30, 2012, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $13,037,000 of which $7,750,000 of advances had been taken down at June 30, 2012.

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

Not Applicable

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

Surrey Bancorp

Date: August 10, 2012	/s/ EDWARD C. ASHBY, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2012	/s/ MARK H. TOWE
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)