Form 10-Q
period 2012-09-30
SURREY BANCORP
filed 2012-11-09
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

On November 5, 2012 there were 3,542,984 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	September 2012	December 2011
Assets
Cash and due from banks	$5,536,529	$2,269,116
Interest-bearing deposits with banks	18,098,576	30,757,636
Federal funds sold	710,393	709,836
Investment securities available for sale	3,512,197	2,506,426
Restricted equity securities	738,324	809,754
Loans, net of allowance for loan losses of $3,733,177 at September 30, 2012 and $3,880,581 at December 31, 2011	183,238,489	175,446,206
Property and equipment, net	4,546,690	4,569,301
Foreclosed assets	599,877	560,018
Accrued income	1,044,455	962,614
Goodwill	120,000	120,000
Bank owned life insurance	5,255,659	3,389,447
Other assets	2,830,192	2,627,410

Total assets	$226,231,381	$224,727,764

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$40,569,998	$30,750,902
Interest-bearing	142,895,915	153,187,474

Total deposits	183,465,913	183,938,376

Long-term debt	7,750,000	8,100,000
Dividends payable	46,106	576,741
Accrued interest payable	221,152	185,362
Other liabilities	2,798,643	1,700,723

Total liabilities	194,281,814	194,501,202

Commitments and contingencies

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidationvalue of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,542,984 and 3,536,724 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	12,056,178	12,009,588
Retained earnings	16,074,632	14,405,467
Accumulated other comprehensive loss	(50,050)	(57,300)

Total stockholders’ equity	31,949,567	30,226,562

Total liabilities and stockholders’ equity	$226,231,381	$224,727,764

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Nine months ended September 30, 2012 and 2011 (Unaudited)

	2012	2011
Interest income
Loans and fees on loans	$8,161,796	$8,138,762
Federal funds sold	1,168	1,210
Investment securities, taxable	38,935	40,275
Deposits with banks	35,176	11,645

Total interest income	8,237,075	8,191,892

Interest expense
Deposits	1,049,473	1,368,776
Fed funds purchased	150	—
Long-term debt	225,236	264,361

Total interest expense	1,274,859	1,633,137

Net interest income	6,962,216	6,558,755

Provision for loan losses	780,372	67,190

Net interest income after provision for loan losses	6,181,844	6,491,565

Noninterest income
Service charges on deposit accounts	691,098	767,978
Fees and yield spread premiums on loans delivered to correspondents	103,022	78,865
Other service charges and fees	413,115	372,673
Other operating income	608,033	548,662

Total noninterest income	1,815,268	1,768,178

Noninterest expense
Salaries and employee benefits	2,674,154	2,624,411
Occupancy expense	331,151	294,493
Equipment expense	184,254	179,090
Data processing	281,290	271,504
Foreclosed assets, net	41,662	140,190
Postage, printing and supplies	148,667	146,904
Professional fees	279,641	267,558
FDIC insurance premiums	110,233	176,286
Litigation settlement	—	130,000
Other expense	1,080,267	1,075,861

Total noninterest expense	5,131,319	5,306,297

Net income before income taxes	2,865,793	2,953,446

Income tax expense	1,059,312	1,128,365

Net income	1,806,481	1,825,081

Preferred stock dividends	(137,316)	(137,190)

Net income available to common stockholders	$1,669,165	$1,687,891

Basic earnings per common share	$0.47	$0.48

Diluted earnings per common share	$0.43	$0.44

Basic weighted average common shares outstanding	3,540,220	3,532,680

Diluted weighted average common shares outstanding	4,174,155	4,166,615

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended September 30, 2012 and 2011 (Unaudited)

	2012	2011
Interest income
Loans and fees on loans	$2,726,346	$2,762,166
Federal funds sold	389	415
Investment securities, taxable	12,517	13,917
Deposits with banks	11,370	3,641

Total interest income	2,750,622	2,780,139

Interest expense
Deposits	329,792	435,353
Long-term debt	73,382	81,461

Total interest expense	403,174	516,814

Net interest income	2,347,448	2,263,325

Provision for loan losses	41,384	188,118

Net interest income after provision for loan losses	2,306,064	2,075,207

Noninterest income
Service charges on deposit accounts	229,368	259,093
Fees and yield spread premiums on loans delivered to correspondents	32,788	25,247
Other service charges and fees	136,411	125,646
Other operating income	184,613	188,683

Total noninterest income	583,180	598,669

Noninterest expense
Salaries and employee benefits	885,633	862,414
Occupancy expense	105,938	97,313
Equipment expense	66,642	58,593
Data processing	98,871	85,916
Foreclosed assets, net	9,368	(142)
Postage, printing and supplies	51,434	44,150
Professional fees	72,968	77,098
FDIC insurance premiums	25,728	36,709
Litigation settlement	—	130,000
Other expense	337,885	381,421

Total noninterest expense	1,654,467	1,773,472

Net income before income taxes	1,234,777	900,404

Income tax expense	459,934	338,691

Net income	774,843	561,713

Preferred stock dividends	(46,106)	(46,233)

Net income available to common stockholders	$728,737	$515,480

Basic earnings per common share	$0.21	$0.15

Diluted earnings per common share	$0.19	$0.13

Basic weighted average common shares outstanding	3,542,984	3,536,118

Diluted weighted average common shares outstanding	4,176,919	4,170,053

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Nine months ended September 30, 2012 and 2011 (Unaudited)

	2012	2011
Net income	$1,806,481	$1,825,081

Other comprehensive income:
Unrealized gains arising during the period	11,168	21,974
Tax expense benefits related to unrealized gains	(3,918)	(8,471)

Total other comprehensive income	7,250	13,503

Total comprehensive income	$1,813,731	$1,838,584

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and 2011 (Unaudited)

	2012	2011
Cash flows from operating activities
Net income	$1,806,481	$1,825,081
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	178,088	183,205
Gain on sale of property and equipment	(650)	(760)
(Gain)Loss on the sale of foreclosed assets	(74,806)	50,254
Stock-based compensation, net of tax benefit	16,479	17,155
Provision for loan losses	780,372	67,190
Deferred income taxes	5,308	(6,853)
Accretion of discount on securities, net of amortization of premiums	407	1,526
Increase in cash surrender value of life insurance	(116,212)	(78,475)
Changes in assets and liabilities:
Accrued income	(81,841)	(88,211)
Other assets	(212,008)	361,314
Accrued interest payable	35,790	21,245
Other liabilities	1,097,920	596,170

Net cash provided by operating activities	3,435,328	2,948,841

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	12,659,060	(10,999,806)
Net decrease in federal funds sold	(557)	(7,525)
Purchases of investment securities	(3,000,481)	(2,002,500)
Sales and maturities of investment securities	2,005,471	1,523,003
Purchase of Bank Owned Life Insurance	(1,750,000)	—
Redemption of restricted equity securities	73,600	88,800
Purchase of restricted equity securities	(2,170)	(50)
Net increase in loans	(9,111,060)	(4,634,755)
Proceeds from the sale of foreclosed assets	573,352	463,323
Purchases of property and equipment	(155,477)	(89,720)
Proceeds from the sale of property and equipment	650	760

Net cash provided by (used in) investing activities	1,292,388	(15,658,470)

Cash flows from financing activities
Net increase (decrease) in deposits	(472,463)	14,339,218
Maturity of long-term debt	(350,000)	(1,350,000)
Dividends paid	(667,951)	(126,472)
Common stock options exercised	30,111	18,825

Net cash provided by (used in) financing activities	(1,460,303)	12,881,571

Net increase in cash and cash equivalents	3,267,413	171,942

Cash and due from banks, beginning	2,269,116	2,398,433

Cash and due from banks, ending	$5,536,529	$2,570,375

Supplemental disclosures of cash flow information
Interest paid	$1,239,069	$1,611,892

Taxes paid	$500,000	$626,319

Loans transferred to foreclosed properties	$538,405	$245,525

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2012 and 2011 (Unaudited)

					Accumulated Other Comprehensive Loss
	Preferred Stock
		Common Stock		Retained Earnings
	Amount	Shares	Amount			Total
Balance, January 1, 2011	$3,868,807	3,206,495	$9,464,178	$15,380,083	$(68,913)	$28,644,155

Net income	—	—	—	1,825,081	—	1,825,081
Net change in unrealized gain on investment securities available for sale, net of income tax of $8,471	—	—	—	—	13,503	13,503
Common stock options exercised	—	9,269	18,825	—	—	18,825
Stock-based compensation, net of tax benefit	—	—	17,155	—	—	17,155
Dividends declared and accrued on convertible Series A preferred stock ($.47 per share)	—	—	—	(89,225)	—	(89,225)
Dividends declared and accrued on convertible Series D preferred stock ($.26 per share)	—	—	—	(47,965)	—	(47,965)

Balance, September 30, 2011	$3,868,807	3,215,764	$9,500,158	$17,067,974	$(55,410)	$30,381,529

Balance, January 1, 2012	$3,868,807	3,536,724	$12,009,588	$14,405,467	$(57,300)	$30,226,562

Net income	—	—	—	1,806,481	—	1,806,481
Net change in unrealized gain on investment securities available for sale, net of income tax of $3,918	—	—	—	—	7,250	7,250
Common stock options exercised	—	6,260	30,111	—	—	30,111
Stock-based compensation, net of tax benefit	—	—	16,479	—	—	16,479
Dividends declared and accrued on convertible Series A preferred stock ($.47 per share)	—	—	—	(89,308)	—	(89,308)
Dividends declared and accrued on convertible Series D preferred stock ($.26 per share)	—	—	—	(48,008)	—	(48,008)

Balance, September 30, 2012	$3,868,807	3,542,984	$12,056,178	$16,074,632	$(50,050)	$31,949,567

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of September 30, 2012, the results of operations for the nine and three months ended September 30, 2012 and 2011, and its changes in stockholders’ equity, comprehensive income and cash flows for the nine months ended September 30, 2012 and 2011. These adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2011, included in the Company’s Form 10-K. The balance sheet at December 31, 2011, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2012 and December 31, 2011, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2012 and December 31, 2011.

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

The Comprehensive Income topic of the ASC was amended in September 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have a material effect on the Company’s financial statements.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The amortized costs of securities available for sale and their approximate fair values at September 30, 2012 and December 31, 2011 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
Government-sponsored enterprises	$2,500,000	$4,570	$(400)	$2,504,170
Mortgage-backed securities	44,315	1,496	—	45,811
Corporate bonds	550,000	—	(96,250)	453,750
Equities and mutual funds	499,960	9,293	(787)	508,466

	$3,594,275	$15,359	$(97,437)	$3,512,197

December 31, 2011
Government-sponsored enterprises	$2,000,374	$4,311	$—	$2,004,685
Mortgage-backed securities	49,298	1,443	—	50,741
Corporate bonds	550,000	—	(99,000)	451,000

	$2,599,672	$5,754	$(99,000)	$2,506,426

At September 30, 2012 and December 31, 2011, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law. The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at September 30, 2012, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	2,500,000	2,504,170
Due after five years through ten years	581,134	485,910
Due after ten years	13,181	13,651

	$3,094,315	$3,003,731

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011. These unrealized losses on investment securities are a result of volatility in interest rates and primarily relate to corporate bonds issued by other banks at September 30, 2012 and December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Government-sponsored enterprises	$499,600	$(400)	$—	$—	$499,600	$(400)
Corporate bonds	—	—	453,750	(96,250)	453,750	(96,250)
Equities and mutual funds	51,022	(787)	—	—	51,022	(787)

	$550,622	$(1,187)	$453,750	$(96,250)	$1,004,372	(97,437)

December 31, 2011
Corporate bonds	$—	$—	$451,000	$(99,000)	$451,000	$(99,000)

	$—	$—	$451,000	$(99,000)	$451,000	$(99,000)

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

The Company had no gross realized gains or losses from the sales of investment securities for the nine and three month periods ended September 30, 2012 and 2011.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2012 and 2011 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At September 30, 2012, the Company had commitments to extend credit, including unused lines of credit of approximately $34,690,000 and letters of credit outstanding of $2,023,331.

NOTE 5. LOANS

The major components of loans in the balance sheets at September 30, 2012 and December 31, 2011 are below.

	2012	2011
Commercial	$84,317,344	$73,756,422
Real estate:
Construction and land development	5,585,372	6,213,443
Residential, 1-4 families	36,853,785	39,499,189
Residential, 5 or more families	1,730,308	2,214,365
Farmland	2,398,007	2,722,872
Nonfarm, nonresidential	48,853,854	47,867,333
Agricultural	17,517	29,493
Consumer, net of discounts of $19,845 in 2012 and $21,742 in 2011	7,090,254	7,041,846
Other	37,976	—

	186,884,417	179,344,963
Deferred loan origination costs, net of (fees)	87,249	(18,176)

	186,971,666	179,326,787
Allowance for loan losses	(3,733,177)	(3,880,581)

	$183,238,489	$175,446,206

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $18,888,000 and $19,112,000 at September 30, 2012 and December 31, 2011, respectively.

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the nine months ending September 30, 2012 and 2011 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total
September 30, 2012

Allowance for credit losses:
Beginning balance	$103,200	$836,860	$865,854	$1,808,260	$210,807	$55,600	$3,880,581
Charge-offs	(7,286)	(271,224)	(21,831)	(710,645)	(151,102)	—	(1,162,088)
Recoveries	250	752	83,968	132,949	16,393	—	234,312
Provision	8,105	142,712	(5,404)	513,462	133,797	(12,300)	780,372

Ending balance	$104,269	$709,100	$922,587	$1,744,026	$209,895	$43,300	$3,733,177

Ending balance: individually evaluated for impairment	$3,869	$—	$339,087	$185,726	$—	$—	$528,682

Ending balance: collectively evaluated for impairment	$100,400	$709,100	$583,500	$1,558,300	$209,895	$43,300	$3,204,495

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,585,372	$36,853,785	$48,853,854	$84,317,344	$7,090,254	$4,183,808	$186,884,417

Ending balance: individually evaluated for impairment	$88,429	$290,489	$3,235,812	$2,457,177	$—	$207,179	$6,279,086

Ending balance: collectively evaluated for impairment	$5,496,943	$36,563,296	$45,618,042	$81,860,167	$7,090,254	$3,976,629	$180,605,331

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

September 30, 2011

Allowance for credit losses:
Beginning balance	$118,797	$1,696,068	$1,199,292	$3,411,403	$205,662	$52,700	$6,683,922
Charge-offs	(27,468)	(1,113,243)	(203,418)	(1,007,729)	(45,010)	—	(2,396,868)
Recoveries	996	56,241	108,114	83,804	24,833	—	273,988
Provision	3,621	185,093	(233,826)	77,669	29,233	5,400	67,190

Ending balance	$95,946	$824,159	$870,162	$2,565,147	$214,718	$58,100	$4,628,232

Ending balance: individually evaluated for impairment	$146	$156,159	$277,262	$1,447,747	$—	$—	$1,881,314

Ending balance: collectively evaluated for impairment	$95,800	$668,000	$592,900	$1,117,400	$214,718	$58,100	$2,746,918

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,253,339	$41,806,459	$49,721,494	$71,722,630	$7,013,836	$5,205,852	$180,723,610

Ending balance: individually evaluated for impairment	$93,385	$949,971	$4,054,573	$6,338,214	$5,475	$—	$11,441,618

Ending balance: collectively evaluated for impairment	$5,159,954	$40,856,488	$45,666,921	$65,384,416	$7,008,361	$5,205,852	$169,281,992

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of September 30, 2012 and December 31, 2011 and the recognized interest income per the related period:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded:
Construction and development	$74,534	$74,534	$—	$75,212	$500
1-4 family residential	290,489	290,489	—	294,580	—
Nonfarm, nonresidential	1,413,150	1,413,151	—	1,433,767	47,087
Commercial and industrial	1,455,374	1,724,439	—	1,434,658	52,490
Consumer	—	—	—	—	—
Other loans	207,179	207,179	—	—	—

	3,440,726	3,709,792	—	3,238,217	100,077

With an allowance recorded:
Construction and development	$13,895	$13,895	$3,869	$14,408	$—
1-4 family residential	—	—	—	—	—
Nonfarm, nonresidential	1,822,662	1,844,492	339,087	1,828,907	—
Commercial and industrial	1,001,803	1,001,803	185,726	1,009,959	17,364
Consumer	—	—	—	—	—
Other loans	—	—	—	209,432	6,659

	2,838,360	2,860,190	528,682	3,062,706	24,023

Combined:
Construction and development	$88,429	$88,429	$3,869	$89,620	$500
1-4 family residential	290,489	290,489	—	294,580	—
Nonfarm, nonresidential	3,235,812	3,257,643	339,087	3,262,674	47,087
Commercial and industrial	2,457,177	2,726,242	185,726	2,444,617	69,854
Consumer	—	—	—	—	—
Other loans	207,179	207,179	—	209,432	6,659

	$6,279,086	$6,569,982	$528,682	$6,300,923	$124,100

December 31, 2011
With no related allowance recorded:
Construction and development	$92,504	$92,504	$—	$92,504	$4,398
1-4 family residential	469,514	502,598	—	504,456	20,970
Nonfarm, nonresidential	1,548,288	1,711,019	—	1,720,582	90,633
Commercial and industrial	1,526,985	1,701,473	—	1,679,148	99,979
Consumer	10,452	10,452	—	6,753	6,738
Other loans	—	—	—	—	—

	3,647,743	4,018,046	—	4,003,443	222,718

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	235,812	235,812	83,460	236,822	13,693
Nonfarm, nonresidential	2,079,602	2,079,602	280,454	2,079,917	109,936
Commercial and industrial	1,633,189	1,633,189	449,260	1,843,975	97,007
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	3,948,603	3,948,603	813,174	4,160,714	220,636

Combined:
Construction and development	$92,504	$92,504	$—	$92,504	$4,398
1-4 family residential	705,326	738,410	83,460	741,278	34,663
Nonfarm, nonresidential	3,627,890	3,790,621	280,454	3,800,499	200,569
Commercial and industrial	3,160,174	3,334,662	449,260	3,523,123	196,986
Consumer	10,452	10,452	—	6,753	6,738
Other loans	—	—	—	—	—

	$7,596,346	$7,966,649	$813,174	$8,164,157	$443,354

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2012
Construction and development	$434,894	$—	$—	$434,894	$5,150,478	$5,585,372	$—
1-4 family residential	413,181	369,979	175,374	958,534	35,895,251	36,853,785	—
Nonfarm, nonresidential	78,783	1,274,523	121,727	1,475,033	47,378,821	48,853,854	—
Commercial and industrial	504,922	705,203	44,234	1,254,359	83,062,985	84,317,344	—
Consumer	75,976	7,106	546	83,628	7,006,626	7,090,254	—
Other loans	—	207,179	—	207,179	3,976,629	4,183,808	—

Total	$1,507,756	$2,563,990	$341,881	$4,413,627	$182,470,790	$186,884,417	$—

Percentage of total loans	0.81%	1.37%	0.18%	2.36%	97.64%	100.00%

Non-accruals included above
Construction and development	$74,534	$—	$—	$74,534	$13,895	$88,429
1-4 family residential	35,525	87,250	175,374	298,149	140,477	438,626
Nonfarm, nonresidential	—	1,087,650	121,727	1,209,377	982,576	2,191,953
Commercial and industrial	—	675,453	44,234	719,687	165,224	884,911
Consumer	—	2,588	546	3,134	1,979	5,113
Other loans	—	207,179	—	207,179	—	207,179

	$110,059	$2,060,120	$341,881	$2,512,060	$1,304,151	$3,816,211

December 31, 2011
Construction and development	$273,412	$23,727	$—	$297,139	$5,916,304	$6,213,443	$—
1-4 family residential	621,656	77,631	72,774	772,061	38,727,128	39,499,189	—
Nonfarm, nonresidential	98,922	119,046	—	217,968	47,649,365	47,867,333	—
Commercial and industrial	764,276	56,117	218,516	1,038,909	72,717,513	73,756,422	44,543
Consumer	170,447	229,368	15,790	415,605	6,626,241	7,041,846	5,338
Other loans	—	—	—	—	4,966,730	4,966,730	—

Total	$1,928,713	$505,889	$307,080	$2,741,682	$176,603,281	$179,344,963	$49,881

Percentage of total loans	1.08%	0.28%	0.17%	1.53%	98.47%	100.00%

Non-accruals included above
Construction and development	$—	$—	$—	$—	$92,504	$92,504
1-4 family residential	92,736	217,814	72,774	383,324	322,003	705,327
Nonfarm, nonresidential	—	—	—	—	2,517,311	2,517,311
Commercial and industrial	—	—	173,973	173,973	895,643	1,069,616
Consumer	—	—	10,452	10,452	—	10,452
Other loans	—	—	—	—	—	—

	$92,736	$217,814	$257,199	$567,749	$3,827,461	$4,395,210

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful
September 30, 2012
Construction and development	$5,585,372	$5,496,943	$88,429	$—	$—
1-4 family residential	36,853,785	36,366,077	487,708	—	—
Nonfarm, nonresidential	48,853,854	47,349,952	1,248,173	255,729	—
Commercial and industrial	84,317,344	83,153,684	1,163,660	—	—
Consumer	7,090,254	7,081,176	7,691	1,387	—
Other loans	4,183,808	3,976,629	207,179	—	—

	$186,884,417	$183,424,461	$3,202,840	$257,116	$—

	100.0%	98.2%	1.7%	0.1%	0.0%

Guaranteed portion of loans	$41,380,165	$40,472,990	$907,175	$—	$—

	Total	Pass Credits	Special Mention	Substandard	Doubtful
December 31, 2011
Construction and development	$6,213,443	$6,120,939	$92,504	$—	$—
1-4 family residential	39,499,189	38,839,069	660,120	—	—
Nonfarm, nonresidential	47,867,333	46,159,505	1,071,939	635,889	—
Commercial and industrial	73,756,422	72,268,150	1,488,272	—	—
Consumer	7,041,846	7,039,155	411	2,280	—
Other loans	4,966,730	4,966,730	—	—	—

	$179,344,963	$175,393,548	$3,313,246	$638,169	$—

	100.0%	97.8%	1.8%	0.4%	0.0%

Guaranteed portion of loans	$38,917,951	$38,077,329	$840,622	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. TROUBLED DEBT RESTRUCTURINGS

For the quarters ended September 30, 2012 and 2011, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	—	$—	$—	1	$237,883	$237,883
1-4 Family residential	—	—	—	1	113,743	116,438
Nonfarm, nonresidential	—	—	—	1	96,028	96,028
Commercial and industrial	—	—	—	2	343,060	343,060

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	1	$16,172	$16,172	1	$16,172	$16,172
1-4 Family residential	4	257,298	224,214	1	84,093	84,093
Nonfarm, nonresidential	7	2,201,519	2,038,788	5	1,045,255	1,045,255
Commercial and industrial	11	1,660,797	1,486,309	5	1,197,642	1,197,642

During the nine months ended September 30, 2012, the Bank modified five loans that were considered to be troubled debt restructurings. The terms for these loans were extended. The interest rate was lowered on one loan.

During the nine months ended September 30, 2012, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
September 30, 2012	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,504	$—	$2,504	$—
Mortgage-backed securities	46	—	46	—
Corporate bonds	454	—	454	—
Equities and mutual funds	508	508	—	—
Servicing assets	90	—	—	90

Total assets at fair value	$3,602	$508	$3,004	$90

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,004	$—	$2,004	$—
Mortgage-backed securities	51	—	51	—
Corporate bonds	451	—	451	—
Servicing assets	93	—	—	93

Total assets at fair value	$2,599	$—	$2,506	$93

Total liabilities at fair value	$—	$—	$—	$—

For the nine months ended September 30, 2012 and 2011, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2012	2011
	Fair Value	Fair Value
Balance, January 1	$92,682	$94,878
Capitalized	—	—
Amortization included in other income	(3,139)	(2,196)

Balance, September 30	$89,543	$92,682

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE, CONTINUED

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three month period ended September 30, 2012 and 2011, was $846 and $769, respectively, which was amortized to other income.

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

(in thousands)
September 30, 2012	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$816	$—	$—	$816
Loans-nonfarm, non-residential	1,484	—	—	1,484
Loans-other	10	—	—	10
Foreclosed assets	600	—	—	600

Total assets at fair value	$2,910	$—	$—	$2,910

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$1,184	$—	$—	$1,184
Loans-nonfarm, non-residential	1,799	—	—	1,799
Loans- 1- 4 family residential	152	—	—	152
Loans-other	—	—	—	—
Foreclosed assets	560	—	—	560

Total assets at fair value	$3,695	$—	$—	$3,695

Total liabilities at fair value	$—	$—	$—	$—

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Financial Instruments – Assets
Loans	$183,240	$188,116	$—	$—	$188,116

Financial Instruments – Liabilities
Deposits	183,466	179,389	—	179,389	—
Long-Term Debt	7,750	8,397	—	8,397	—

December 31, 2011
Financial Instruments – Assets
Loans	$175,446	$163,835	$—	$—	$163,835

Financial Instruments – Liabilities
Deposits	183,938	174,610	—	174,610	—
Long-Term Debt	8,100	8,704	—	8,704	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the nine months ending September 30, 2012 and 2011. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Effective September 5, 1998, the Bank became a member of the Federal Home Loan Bank.

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

Net income available for common stockholders for the three months ended September 30, 2012, was $728,737 or $0.19 per diluted share outstanding, compared to a $515,480 or $0.13 per diluted share outstanding, for the same period in 2011. Earnings for the three months ended September 30, 2012, are approximately 41.4% higher than for the same period in 2011. The increase results from a reduction in the provision for loan losses. The provision for loan losses decreased from $188,118 in the third quarter of 2011 to a provision of $41,384 in 2012. This decrease is due to a reduction in specific reserves associated with impaired loans during the third quarter of 2012 compared to the same quarter of 2011. Specific reserves on impaired loans decreased from $1,881,314 at September 30, 2011 to $528,682 at September 30, 2012. Much of the decrease is a result of charging off the impaired loans. Charge off of these problem assets resulted in an overall increase in the credit quality of the loan portfolio. At September 30, 2012, the percentage of loans receiving pass credit risk grades was 98.2%, compared to 95.7% at September 30, 2011. Credit quality was further enhanced by an increase in loans carrying government guarantees. At September 30, 2012, the guaranteed portion of loans equaled 22.1% of total loans compared to 20.7% at September 30, 2011. Net interest income increased from $2,263,325 in the third quarter of 2011 to $2,347,448 in 2012. A reduction in the cost of deposits from the third quarter of 2011 to 2012 contributed to the margin improvement. Asset yields increased from 5.09% to 5.32% from 2011 to 2012 due to the change in earning asset mix from lower yielding deposits in other banks to higher yielding loans. The cost of funds continued to decrease from 1.05% in the third quarter of 2011 to 0.85% in the third quarter of 2012. Noninterest income decreased 2.6% in 2012 primarily due to a reduction in service charges on deposit accounts. Noninterest expenses decreased 6.7% from $1,773,472 in the third quarter of 2011, to $1,654,467 in 2012. This decrease is primarily attributable to a $130,000 litigation settlement the Company paid in the third quarter of 2011 compared to no expense in 2012. Salaries and employee benefits increased from $862,414 in 2011 to $885,633 in 2012 primarily due to normal salary adjustments. FDIC insurance premiums dropped due to shrinkage in deposits. The remaining noninterest expenses did not materially change from quarter to quarter collectively amounting to $743,106 in 2012 compared to $744,349 in 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net income available for common stockholders for the nine months ended September 30, 2012, was $1,669,165 or $0.43 per diluted share outstanding compared to $1,687,891 or $0.44 per diluted share outstanding for the same period in 2011. This represents a 1.1% decrease in earnings for the first nine months of 2012 compared to the same period in 2011. This decrease is attributable to an increase in the provision for loan losses, though much of the provision increase was offset by stronger margins and expense reductions. The provision increased from $67,190 in the first nine months of 2011 to a provision of $780,372 during the same period in 2012. The charge off of nonperforming loans and their effect on the historical loss component of the loan loss reserve resulted in the provision increase. Loan charge offs were greater for the first nine months of 2011 than in 2012 but most of the loans charged off in 2011 had specific reserves already established. When these loans were charged off it had minimal effect on the loan loss provision in 2011 since both the loan and the corresponding reserve were removed. However, the historical loss component was enhanced. This increase coupled with a spike in second quarter losses required the 2012 provision to be increased. Net interest income increased from $6,558,755 in the first nine months of 2011 to $6,962,216 in 2012. This increase is due to an increase in average loans as a percentage of total earning assets for the nine month period ended September 30, 2012 versus the same period in 2011. Overall assets yields have increased as a result of this increase in higher yielding average loans. Additionally, corresponding reductions in the cost of funds further increased the margin. The cost of funds decreased from 1.14% in 2011 to 0.90% in 2012. Noninterest income increased 2.7% in 2012 primarily due to an increase in revenues from the Bank’s insurance subsidiary. Noninterest expenses decreased 3.3% from $5,306,297 in the nine months ended September 30, 2011, to $5,131,319 for the same period in 2012. Most of the decrease is associated with a reduction in the litigation settlement expense discussed earlier and a decrease in net expenses associated with foreclosed assets. Foreclosed asset expense decreased from $140,190 in first nine months of 2011 to $41,662 in 2012.

On September 30, 2012, Surrey Bancorp’s assets totaled $226,231,381 compared to $224,727,764 on December 31, 2011. Net loans were $183,238,489 compared to $175,446,206 on December 31, 2011. This net increase was the result of a $7,644,879 increase in gross loans and a $147,404 reduction in the loan loss reserve. Commercial loans increased 14.3% during the nine month period ended September 30, 2012; however real estate loans decreased over 10.1% reducing the overall increase in gross loans to 4.2%. Interest-bearing deposits with banks decreased from $30,757,636 at December 31, 2011 to $18,098,576 at September 30, 2012, due to the increase in loans, an increase in deposits due from banks of approximately $3,267,000 and a $1,750,000 purchase of bank owned life insurance. The increase in deposits with other banks resulted from changing our correspondent banking relationship for deposit clearings to a correspondent that does not automatically sweep the account to overnight funds.

Total deposits on September 30, 2012, were $183,465,913 compared to $183,938,376 at the end of 2011. This small decrease is attributable to sizable decreases in certificates of deposit and increases in demand deposits and savings deposits. Demand deposits increased 15.2% from 2011 totals, while savings deposits, including money market accounts, increased 8.7%. Certificates of deposit decreased 12.1% from December 31, 2011 totals.

Common stockholders’ equity increased by $1,723,005, or 6.54%, during the nine months ended September 30, 2012. The increase is comprised of net income of $1,806,481, exercised common stock options of $30,111, other stock based compensation of $16,479 and adjustments to Accumulated Other Comprehensive Income of $7,250. Decreases included the payment and accrual of preferred dividends of $137,316. The net increase resulted in a common stock book value of $7.93 per share, up from $7.45 on December 31, 2011.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended September 30, 2012. Combined preferred and common stockholders’ equity increased $1,723,005, or 5.70%, for the nine months ended September 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Financial Condition, Liquidity and Capital Resources

Investments

The Bank maintains a portfolio of securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Bank. The Company invested funds in a brokerage account during the quarter made up of selected equities and mutual funds. The investments were made to increase income in the holding company and improve yields.

Available for sale securities are reported at fair value and consist of bonds, notes, debentures and equity securities and mutual funds not classified as trading securities or as held to maturity securities.

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

Investments in available for sale securities of $3,512,197 consisted of U.S. Governmental Agency obligations with maturities ranging from 17 to 30 months, corporate bonds with maturities of 5.75 years to 6.0 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, equity securities and mutual funds.

Loans

Net loans outstanding on September 30, 2012, were $183,238,489 compared to $175,446,206 on December 31, 2011. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 71.4% of the Bank’s loans as of September 30, 2012, are fixed rate loans with 28.6% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2012, were $183,465,913, compared to $183,938,376 on December 31, 2011. The September total consists of a base of approximately 12,285 accounts compared to 12,126 accounts at December 31, 2011. Interest-bearing accounts represent 77.9% of September 30, 2012 period end deposits versus 83.3% at December 31, 2011.

Federal Funds Purchased

The Company had no federal funds purchased at September 30, 2012 or December 31, 2011. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

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

	Ratio	Minimum Required For Capital Adequacy Purposes
September 30, 2012:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.12%	8.0%
Surrey Bank & Trust	18.85%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.86%	4.0%
Surrey Bank & Trust	17.59%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.81%	4.0%
Surrey Bank & Trust	13.57%	4.0%

December 31, 2011:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.54%	8.0%
Surrey Bank & Trust	18.53%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.28%	4.0%
Surrey Bank & Trust	17.26%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	12.67%	4.0%
Surrey Bank & Trust	12.65%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	September 30, 2012	December 31, 2011
Nonaccrual loans	$3,816,211	$4,395,210
Loans past due 90 days and still accruing	—	49,881
Foreclosed assets	599,877	560,018

Total	$4,416,088	$5,005,109

Total assets	$226,231,381	$224,727,764

Ratio of nonperforming assets to total assets	1.95%	2.23%

At September 30, 2012, the Bank had loans totaling $3,816,211 in nonaccrual status. Approximately $1,304,000 of the nonaccrual loans were current at the end of September. The Bank had no loans past due 90 days and still accruing at September 30, 2012. The guaranteed portion of nonaccrual loans at September 30, 2012 is $1,136,138. Foreclosed assets at September 30, 2012 primarily include 1-4 family dwellings. Loans that were considered impaired but were still accruing interest at September 30, 2012, including troubled debt restructurings, totaled $2,616,125. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $528,682 at quarter end, or 8.2% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	September 30, 2012	December 31, 2011
Construction and development	$88,429	$92,504
1-4 family residential	438,626	705,326
Multi-family	207,179	—
Nonfarm, nonresidential	3,235,812	3,627,890
Commercial and industrial	2,457,177	3,160,174
Consumer	5,113	10,452

Total impaired and nonaccrual	$6,432,336	$7,596,346

At September 30, 2012, consumer loans totaling $153,250 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at the end of the quarter and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	September 30, 2012		December 31, 2011
Construction and development	$5,585,372	2.99%	$6,213,443	3.46%
1-4 family residential	36,853,785	19.72%	39,499,189	22.02%
Multi-family	1,730,308	0.93%	2,214,365	1.23%
Farmland	2,398,007	1.28%	2,722,872	1.52%
Nonfarm, non-residential	48,853,854	26.15%	47,867,333	26.69%

Total real estate	95,421,326	51.07%	98,517,202	54.92%

Agricultural	17,517	0.01%	29,493	0.02%
Commercial and industrial	84,317,344	45.11%	73,756,422	41.13%
Consumer	7,090,254	3.79%	7,041,846	3.93%
Other	37,976	0.02%	—	0.00%

Total loans	$186,884,417	100.00%	$179,344,963	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the only concentration that is above area peer group analysis is commercial and industrial loans. Management recognizes the inherent risk associated with commercial lending, including a borrower’s actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $51,814,029 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $41,380,165 at September 30, 2012. Loan guarantees by loan class are below:

	September 30, 2012	Guaranteed Portion
		Amount	Percentage
Construction and development	$5,585,372	$—	—%
1-4 family residential	36,853,785	814,614	2.21%
Multi-family	1,730,308	17,745	1.03%
Farmland	2,398,007	451,116	18.81%
Nonfarm, non-residential	48,853,854	14,176,508	29.02%

Total real estate	95,421,326	15,459,983	16.20%

Agricultural	17,517	—	—%
Commercial and industrial	84,317,344	25,920,182	30.74%
Consumer	7,090,254	—	—%
Other	37,976	—	—%

Total loans	$186,884,417	$41,380,165	22.14%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,533,116 at September 30, 2012. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $8,965,753 at September 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses was $780,372 for the first nine months of 2012 compared to $67,190 for the same period in 2011. The charge off of nonperforming loans and their effect on the historical loss component of the loan reserve resulted in the provision increase. Loan charge offs were greater for the first nine months of 2011 than in 2012 but most of the loans charged off in 2011 had specific reserves already established. When these loans were charged off it had minimal effect on the loan loss provision in 2011 since both the loan and the corresponding reserve were removed. However, the historical loss component was enhanced. This increase coupled with unexpected second quarter losses required the current provision to be increased. Reserves for nonaccrual and impaired loans at September 30, 2012 amounted to $528,682, compared to $813,174 at December 31, 2011.

The reserve for loan losses on September 30, 2012, was $3,733,177 or 1.99% of period end loans. This percentage is derived from total loans. Approximately $51,814,000 of total loans outstanding at September 30, 2012, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.56% of outstanding loans. At December 31, 2011 the loan loss reserve percentage was 2.16% of total loans and 2.76% of loans net of government guarantees.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve, although that portion did increase during the first nine months of 2012 due to the effect of charged off loans. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus
Construction and development	$434,894	$—	$297,139	$—
1-4 family residential	783,160	175,374	699,287	72,774
Nonfarm, non-residential	1,353,306	121,727	217,968	—
Commercial and industrial	1,210,125	44,234	820,393	218,516
Consumer	83,082	546	399,815	15,790
Other loans	207,179	—	—	—

	$4,071,746	$341,881	$2,434,602	$307,080

Non-accrual loans included above	$2,170,179	$341,881	$310,550	$257,199

Guaranteed portion	$1,636,951	$107,814	$422,069	$33,407

Ratio to total loans	2.18%	0.18%	1.36%	0.17%

Ratio to total loans, net of guarantees	1.67%	0.16%	1.44%	0.19%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased from December 31, 2011 to September 30, 2012. The majority of the increase is in the 30-89 days time frame.

The largest increases were in nonfarm, non-residential loans and commercial loans. The majority of the increase in non-farm, non-residential loans past due at September 30, 2012 consist of three customers amounting to $1,117,705. Those loans carry government guarantees of $653,711. The increase in commercial past dues relate to one of those same customers. The guaranteed portion of commercial loans past due is $852,968. Overall past dues increased approximately 61.0% from the end of 2011 to September 30, 2012. At September 30, 2012, the guaranteed portion of total past due loans equals 39% compared to 17% at December 31, 2011.

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

At September 30, 2012, the liquidity position of the Company was good, in management’s opinion, with short-term liquid assets of $24,345,498 compared to $33,736,588 at December 31, 2011. Loan increases of $7,644,879 account for most of the decrease in liquidity. The Bank also increased its investment in Bank Owned Life Insurance (BOLI) by $1,750,000. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $25,500,000. At September 30, 2012, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $13,051,000 of which $7,750,000 of advances had been taken down at September 30, 2012.

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

Surrey Bancorp

Date: November 9, 2012	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)