Form 10-K
period 2012-12-31
SURREY BANCORP
filed 2013-03-28
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was $20.5 million.

3,542,984 shares of the Registrant’s common stock were issued and outstanding as of March 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2012, is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15. The registrant’s Proxy Statement dated April 2, 2013, is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $5,000,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: residential real estate, real estate leasing and development, fabricated metal products manufacturing, motion picture and sound recording industries, accommodations, repairs and maintenance industries, trucking, nursing and residential care facilities, amusement facilities and motor vehicle and parts dealers. Total loans and loan commitments to these industry groups at December 31, 2012 and 2011 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2012	2011
Real Estate	$21,511,000	$21,907,000
Fabricated Metal Products Manufacturing	11,259,000	10,736,000
Motion Picture and Sound Recording Industries	11,116,000	11,368,000

Accommodations	8,061,000	—
Repair and Maintenance Industries	6,745,000	5,271,000
Truck Transportation	6,278,000	7,606,000
Nursing and Residential Care Facilities	5,976,000	6,102,000
Amusement, Gambling, and Recreation Industries	4,774,000	6,055,000
Motor Vehicle and Parts Dealers	4,767,000	4,633,000
Utilities	4,194,000	2,775,000
Construction of Buildings	3,731,000	3,053,000
Wood Product Manufacturing	3,313,000	3,095,000
Heavy and Civil Engineering Construction	2,952,000	5,854,000
Wood Product Manufacturing	3,095,000	3,095,000
Construction of Buildings	3,053,000	3,053,000
Food Service and Drinking Places	2,267,000	2,867,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2012.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2012, no reserves were required to be maintained on the first $11.5 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $11.5 million and $71.0 million, and additional reserves were required to be maintained on aggregate balances in excess of $71.0 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2013, no reserves will be required to be maintained on the first $12.4 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $12.4 million and $79.5 million, and additional reserves are required on aggregate balances in excess of $79.5 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank bearing nominal interest, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income. As of December 31, 2012, the Bank met its reserve requirements.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends depends upon the cash dividends the Company receives from the Bank. The Company’s primary source of income is dividends paid by the Bank. The Company must pay all of its operating expenses from funds it receives from the Bank. North Carolina banking law permits the payment of dividends if the distribution will not reduce the bank’s capital below applicable capital requirements. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available at the holding company or from the Bank. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve may impose restrictions on the Company’s payment of cash dividends since it is required to maintain its own adequate regulatory capital and is expected to serve as a source of financial strength and to commit resources to the Bank.

Deposit Insurance Assessments. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 permanently raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. To obtain this deposit protection, banks must pay assessments to the FDIC. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the Deposit Insurance Fund will incur a loss with respect to that bank. Banks assigned to higher risk classifications (that is, banks that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. The FDIC determines the deposit insurance assessment rates on the basis of a bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized” (that would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the DIF of the FDIC. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the DIF. In addition, the FDIC can impose special assessments in certain instances. Effective April 11, 2011, the insurance assessment rate schedule for banks was revised. The new schedule charges a rate of from 0.025% to 0.09% at the lowest assessment category up to a maximum assessment of 0.45% on a bank’s average deposit base. In an effort to encourage banks to limit the FDIC’s exposure, the new insurance assessment rate formula also:

•	Reduces the assessment rate paid by a bank by up to 0.05% based on the amount of unsecured debt held by the institution; and

•	Increases a bank’s assessment if it is already considered risky and brokered deposits make up more than 10% of the institution’s domestic deposits.

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

Every bank holding company and bank has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the

Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2012, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 13.49%, 19.51% and 20.77%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2012, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

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

State Regulation

As a North Carolina-chartered bank, the Bank is also subject to extensive supervision and regulation by the Commissioner. Effective October 1, 2012, the North Carolina banking laws were rewritten and recodified. Under the revised banking laws, the Commissioner continues to enforce specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks. Among other things, the approval of the Commissioner is generally required before a North Carolina-chartered commercial bank may establish branch offices, merge with another financial institution, or liquidate or sell substantially all of its assets.

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

Dividends. The ability of the Bank to pay dividends is restricted under applicable law and regulations. North Carolina banking law permits the payment of dividends if the distribution will not reduce the bank’s capital below applicable capital requirements.

Holding companies. North Carolina banking law requires that bank holding companies register with the Commissioner and maintain that registration annually. The Commissioner must also approve any acquisition of control of a state-chartered bank by a bank holding company.

Recent Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes as such, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act that are expected to have an effect on the Company is set forth below.

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

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers, and is expected to standardize certain consumer products and to require banks to provide expanded access to account, transaction and fee information. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

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

•

De Novo Interstate Branching. The Dodd-Frank Act removes restrictions on interstate branching and allows banks to establish branch offices in any state if the laws of that state permit a bank chartered in that state to establish the branch office. This provision may increase competition with the Bank by out-of-state financial institutions.

•

Shareholder Voting. The Dodd-Frank Act requires, at least once every three years, a non-binding shareholder vote on executive compensation. Shareholders must also be given a non-binding vote on the frequency of such “say-on-pay” votes. If shareholders are asked to vote on a merger transaction, they must also be permitted a non-binding vote on any compensation paid to the company’s named executive officers in connection with the transaction. The Act also prohibits brokers from voting on any of these proposals without customer instructions.

Drafting of many of the regulations called for in the Dodd-Frank Act remains in process and the associated rule-making process will likely take place over the course of several more years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such regulations will have on the operations of financial institutions generally and the Company, specifically, is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company and Bank more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had nine (9) officers, fifty-nine (59) full-time employees (including the officers), and fourteen (14) part-time employees as of December 31, 2012.

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

The Bank has two branch locations in Mount Airy, North Carolina. The 1280 West Pine Street branch is a two-story brick building with approximately 4,500 square feet of floor space. The branch also has drive-up facilities and is leased under a five-year agreement, which extends through March of 2015. The 2050 Rockford Street branch is a one-story brick building with approximately 2,400 square feet of floor space with drive-up facilities.

The Bank has a branch location in Stuart, Virginia located at 940 Woodland Drive. The branch is a one-story brick building with approximately 2,800 square feet of floor space. The building has drive-up facilities.

The Bank has a branch location in Pilot Mountain, North Carolina at 653 South Key Street. The branch is a one-story brick building with approximately 2,800 square feet of floor space. The building has drive-up facilities.

The Bank has a Loan Production Office (LPO) Elkin, North Carolina at 1328 North Bridge Street. The LPO office space is approximately 1,300 square feet and is leased under a one-year agreement with an option to extend the lease until July of 2014.

The Bank owns all of its facilities except for the West Pine Street branch and the Elkin Loan Production Office, which are leased as described above.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved a as plaintiff or defendant in various legal actions arising in the course of business. It is the opinion of management, after consultation with counsel, that the resolution of these legal actions will not have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2012 – Price Per Share		2011 – Price Per Share *
	High	Low	High	Low
First Quarter	$9.94	$8.45	$7.04	$5.05
Second Quarter	$9.94	$8.50	$8.45	$5.50
Third Quarter	$9.00	$8.65	$9.09	$6.82
Fourth Quarter	$8.75	$8.08	$9.75	$6.78

*	Adjusted for the effects of a 10 % common stock split issued December 19, 2011

The last sales price of the common stock on March 12, 2013 was $8.00. The approximate number of holders of the Company’s 3,542,984 shares of Common Stock as of December 31, 2012 is 1,500. There are 189,356 shares of the Company’s Series A Preferred Stock issued and outstanding as of December 31, 2012. The preferred stock is non-cumulative and each share is convertible into 2.2955 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003. There are 181,154 shares of the Company’s Series D Preferred Stock issued and outstanding as of December 31, 2012. The preferred stock is non-cumulative and each share is convertible into 1.1000 shares of common stock. The preferred stock carries a dividend rate of 5.0% and has a liquidation value of $7.08 per share. The preferred stock was issued under a private placement in the fourth quarter of 2010.

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

On November 28, 2012, the Company declared a special cash dividend of $0.18 per share on its common stock, payable December 27, 2012, to shareholders of record as of the close of business on December 7, 2012. This dividend was paid out of a $686,000 dividend payment to the Company from Surrey Bank & Trust

On December 16, 2011, the Company declared a special cash dividend of $0.15 per share on its common stock, payable January 6, 2012, to shareholders of record as of the close of business on December 27, 2011. This dividend was paid out of excess funds in the bank holding company and a $350,000 dividend payment to the Company from Surrey Bank & Trust.

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2012 attached as Exhibit 15 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2012 attached as Exhibit 15 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a “Smaller Reporting Company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2012 attached as Exhibit 15 to this Form 10-K.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2012, based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2012, Surrey Bancorp’s internal control over financial reporting was effective.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2013.

The following table sets forth equity compensation plan information at December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	41,190	$12.06	—
Equity compensation plans not approved by security holders	NA	NA	NA
Total	41,190	$12.06	—

A description of the Company’s equity compensation plans is presented in Note 15 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of the report:

2012 Annual Report To Stockholders Pages*
1. Consolidated Financial Statements

Consolidated Balance Sheets December 31, 2012 and 2011	3

Consolidated Statements of Income Years ended December 31, 2012 and 2011	4

Consolidated Statements of Comprehensive Income Years ended December 31, 2012 and 2011	5

Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2012 and 2011	6

Consolidated Statements of Cash Flows Years ended December 31, 2012 and 2011	7 – 8

Notes to Consolidated Financial Statements	9 – 39

Report of Registered Public Accounting Firm	40

*	Incorporated by reference from the indicated pages of the 2012 Annual Report to Stockholders

2.	Consolidated Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits

Exhibit	Description

3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s form 10K dated March 28, 2011.

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.3	Executive Salary Continuation Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 2nd Quarter Form 10Q

10.4	Executive Salary Continuation Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2005 2nd Quarter Form 10Q

10.5	Executive Salary Continuation Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.2 to the Registrant’s 2005 2nd Quarter Form 10Q

10.6	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.7	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.8	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.9	Amendment No. One to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2007 Form 10-K

10.10	Amendment No. One to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.4 to the Registrant’s 2007 Form 10-K

10.11	Amendment No. One to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.6 to the Registrant’s 2007 Form 10-K

10.12	Amendment No. Two to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.12 to the Registrant’s 2008 Form 10-K

10.13	Amendment No. Two to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.13 to the Registrant’s 2008 Form 10-K

10.14	Amendment No. Two to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.14 to the Registrant’s 2008 Form 10-K

15.1	2012 Annual Report to Stockholders (such report, except
to the extent incorporated herein by reference, is being
furnished for the information of the SEC only and is not
	deemed to be filed as part of the Report on Form 10-K)	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Elliott Davis, PLLC	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101	Interactive Data Files	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

3/28/13	s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

s/ Edward C. Ashby, III Edward C. Ashby, III	Director, President and Chief Executive Officer (Principal Executive Officer)	3/28/13

s/ Mark H. Towe Mark H. Towe	Sr. Vice President and Chief Financial Officer (Principal Financial Officer)	3/28/13

s/ Robert H. Moody Robert H. Moody	Chairman of the Board	3/28/13

s/ Elizabeth Johnson Lovill Elizabeth Johnson Lovill	Director	3/28/13

s/ Gene Rees Gene Rees	Director	3/28/13

s/ Tamra W. Thomas Tamra W. Thomas	Director	3/28/13

s/ Tom G. Webb Tom G. Webb	Director	3/28/13

s/ Buddy Williams Buddy Williams	Director	3/28/13