Form 10-Q
period 2013-03-31
SURREY BANCORP
filed 2013-05-10
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

On May 3, 2013 there were 3,542,984 common shares issued and outstanding.

Consolidated Balance Sheets

March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

	March 2013	December 2012

Assets
Cash and due from banks	$5,371,289	$5,973,042
Interest-bearing deposits with banks	38,872,585	32,366,318
Federal funds sold	710,742	710,588
Investment securities available for sale	4,532,016	3,502,852
Restricted equity securities	676,649	738,324
Loans, net of allowance for loan losses of $3,342,034 at March 31, 2013 and $3,403,098 at December 31, 2012	177,964,603	173,577,565
Property and equipment, net	4,502,971	4,543,738
Foreclosed assets	487,872	491,424
Accrued income	977,493	979,098
Goodwill	120,000	120,000
Bank owned life insurance	5,338,809	5,298,354
Other assets	1,575,988	1,611,129

Total assets	$241,131,017	$229,912,432

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$42,191,665	$36,979,419
Interest-bearing	151,983,740	150,843,618

Total deposits	194,175,405	187,823,037

Short-term debt	3,743,820	—
Long-term debt	7,750,000	7,750,000
Dividends payable	45,227	46,106
Accrued interest payable	162,207	135,801
Other liabilities	2,392,623	1,920,187

Total liabilities	208,269,282	197,675,131

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non- cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,542,984 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	12,061,153	12,061,153
Retained earnings	16,973,736	16,367,187
Accumulated other comprehensive loss	(41,961)	(59,846)

Total stockholders’ equity	32,861,735	32,237,301

Total liabilities and stockholders’ equity	$241,131,017	$229,912,432

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended March 31, 2013 and 2012 (Unaudited)

	2013	2012

Interest income
Loans and fees on loans	$2,608,711	$2,744,976
Federal funds sold	345	392
Investment securities, taxable	13,640	14,203
Investment securities, dividends	2,618	—
Deposits with banks	19,691	10,447

Total interest income	2,645,005	2,770,018

Interest expense
Deposits	308,688	373,012
Short-term debt	4,719	—
Long-term debt	71,813	76,406

Total interest expense	385,220	449,418

Net interest income	2,259,785	2,320,600

Provision for loan losses	42,394	67,218

Net interest income after provision for loan losses	2,217,391	2,253,382

Noninterest income
Service charges on deposit accounts	231,325	235,942
Fees and yield spread premiums on loans delivered to correspondents	21,295	40,821
Other service charges and fees	128,324	131,906
Other operating income	277,432	251,168

Total noninterest income	658,376	659,837

Noninterest expense
Salaries and employee benefits	961,121	927,383
Occupancy expense	99,743	118,162
Equipment expense	62,698	63,213
Data processing	101,671	92,415
Foreclosed assets, net	42,335	33,230
Postage, printing and supplies	37,734	41,192
Professional fees	125,590	132,045
FDIC insurance premiums	33,175	48,855
Other expense	377,759	397,149

Total noninterest expense	1,841,826	1,853,644

Net income before income taxes	1,033,941	1,059,575

Income tax expense	382,165	395,518

Net income	651,776	664,057

Preferred stock dividends	(45,227)	(45,605)

Net income available to common stockholders	$606,549	$618,452

Basic earnings per common share	$0.17	$0.17

Diluted earnings per common share	$0.16	$0.16

Basic weighted average common shares outstanding	3,542,984	3,536,724

Diluted weighted average common shares outstanding	4,176,919	4,171,028

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2013 and 2012 (Unaudited)

	2013	2012

Net income	$651,776	$664,057

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) arising during the period	27,502	(9,911)
Tax (expense) benefit related to unrealized gains (losses)	(9,617)	3,821

Total other comprehensive income (loss)	17,885	(6,090)

Total comprehensive income	$669,661	$657,967

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three months ended March 31, 2013 and 2012 (Unaudited)

	2013	2012

Cash flows from operating activities
Net income	$651,776	$664,057
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	65,197	56,734
Gain on sale of property and equipment	(100)	(450)
(Gain) loss on the sale of foreclosed assets	273	(35,779)
Stock-based compensation, net of tax benefit	—	6,530
Provision for loan losses	42,394	67,218
Deferred income taxes	2,579	2,429
Accretion of discount on securities, net of amortization of premiums	9	385
Increase in cash surrender value of life insurance	(40,455)	(33,126)
Changes in assets and liabilities:
Accrued income	1,605	11,810
Other assets	22,945	77,862
Accrued interest payable	26,406	10,725
Other liabilities	472,436	348,741

Net cash provided by operating activities	1,245,065	1,177,136

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(6,506,267)	6,662,931
Net increase in federal funds sold	(154)	(190)
Purchases of investment securities	(1,503,360)	(1,500,000)
Sales and maturities of investment securities	501,689	1,501,479
Purchase of Bank Owned Life Insurance	—	(1,750,000)
Redemption of restricted equity securities	61,800	—
Purchase of restricted equity securities	(125)	(2,125)
Net increase in loans	(4,457,012)	(2,098,391)
Proceeds from the sale of foreclosed assets	30,859	200,737
Purchases of property and equipment	(24,430)	(44,033)
Proceeds from the sale of property and equipment	100	1,918

Net cash provided by (used in) investing activities	(11,896,900)	2,972,326

Cash flows from financing activities
Net increase in deposits	6,352,368	3,246,195
Proceeds from short-term debt	3,743,820	—
Dividends paid	(46,106)	(576,741)

Net cash provided by financing activities	10,050,082	2,669,454

Net increase (decrease) in cash and cash equivalents	(601,753)	6,818,916

Cash and due from banks, beginning	5,973,042	2,269,116

Cash and due from banks, ending	$5,371,289	$9,088,032

Supplemental disclosures of cash flow information
Interest paid	$358,814	$438,693

Taxes paid	$48,255	$—

Loans transferred to foreclosed properties	$27,580	$56,582

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2013 and 2012 (Unaudited)

	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive
	Amount	Shares	Amount	Earnings	Loss	Total

Balance, January 1, 2012	$3,868,807	3,536,724	$12,009,588	$14,405,467	$(57,300)	$30,226,562

Net income	—	—	—	664,057	—	664,057
Other comprehensive loss	—	—	—	—	(6,090)	(6,090)

Stock-based compensation, net of tax benefit	—	—	6,530	—	—	6,530
Dividends declared and accrued on convertible Series A preferred stock ($.16 per share)	—	—	—	(29,661)	—	(29,661)
Dividends declared and accrued on convertible Series D preferred stock ($.09 per share)	—	—	—	(15,944)	—	(15,944)

Balance, March 31, 2012	$3,868,807	3,536,724	$12,016,118	$15,023,919	$(63,390)	$30,845,454

Balance, January 1, 2013	$3,868,807	3,542,984	$12,061,153	$16,367,187	$(59,846)	$32,237,301

Net income	—	—	—	651,776	—	651,776
Other comprehensive income	—	—	—	—	17,885	17,885

Dividends declared and accrued on convertible Series A preferred stock ($.16 per share)	—	—	—	(29,415)	—	(29,415)
Dividends declared and accrued on convertible Series D preferred stock ($.09 per share)	—	—	—	(15,812)	—	(15,812)

Balance, March 31, 2013	$3,868,807	3,542,984	$12,061,153	$16,973,736	$(41,961)	$32,861,735

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of March 31, 2013, the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and its changes in stockholders’ equity and cash flows for the three months ended March 31, 2013 and 2012. These adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2012, included in the Company’s Form 10-K. The balance sheet at December 31, 2012, has been taken from the audited financial statements at that date.

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

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2012 contain a summary of the significant accounting policies. The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2013 and December 31, 2012, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at March 31, 2013 and December 31, 2012.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendments did not have a material effect on the Company’s financial statements.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION, CONTINUED

Recent Accounting Pronouncements, continued

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis beginning January 1, 2013. These amendments did not have a material effect on the Company’s financial statements.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The amortized costs of securities available for sale and their approximate fair values at March 31, 2013 and December 31, 2012 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2013
Government-sponsored enterprises	$3,500,000	$4,070	$1,690	$3,502,380
Mortgage-backed securities	39,961	1,410	—	41,371
Corporate bonds	550,000	—	99,000	451,000
Equities and mutual funds	512,196	26,338	1,269	537,265

	$4,602,157	$31,818	$101,959	$4,532,016

December 31, 2012
Government-sponsored enterprises	$2,500,000	$4,875	$—	$2,504,875
Mortgage-backed securities	41,659	1,316	—	42,975
Corporate bonds	550,000	—	107,250	442,750
Equities and mutual funds	508,836	3,416	—	512,252

	$3,600,495	$9,607	$107,250	$3,502,852

At March 31, 2013 and December 31, 2012, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law. The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at March 31, 2013, were as follows:

	Amortized Cost	Fair Value

Due in one year or less	$512,196	$537,265
Due after one year through five years	3,500,000	3,502,380
Due after five years through ten years	577,695	479,545
Due after ten years	12,266	12,826

	$4,602,157	$4,532,016

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012. These unrealized losses on investment securities are a result of volatility in interest rates and relate to government-sponsored enterprises and corporate bonds issued by other banks at March 31, 2013 and December 31, 2012.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2013
Government-sponsored enterprises	$1,498,310	$1,690	$—	$—	$1,498,310	$1,690
Corporate bonds	—	—	451,000	99,000	451,000	99,000
Equities and mutual funds	12,406	1,269	—	—	12,406	1,269

	$1,510,716	$2,959	$451,000	$99,000	$1,961,716	$101,959

December 31, 2012
Corporate bonds	$—	$—	$442,750	$107,250	$442,750	$107,250

	$—	$—	$442,750	$107,250	$442,750	$107,250

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

The Company had no gross realized gains or losses from the sales of investment securities for the three month periods ended March 31, 2013 and 2012.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2013 and 2012 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2013, the Company had commitments to extend credit, including unused lines of credit of approximately $37,361,000 and letters of credit outstanding of $1,311,213.

NOTE 5. LOANS

The major components of loans in the balance sheets at March 31, 2013 and December 31, 2012 are below.

	2013	2012

Commercial	$65,731,927	$75,914,072
Real estate:
Construction and land development	4,261,466	4,873,512
Residential, 1-4 families	35,608,828	36,091,051
Residential, 5 or more families	1,643,407	1,676,449
Farmland	2,370,895	2,284,155
Nonfarm, nonresidential, net of discounts of $21,949 in 2013 and $22,001 in 2012	64,420,526	48,993,867
Agricultural	146,811	147,860
Consumer, net of discounts of $14,364 in 2013 and $17,764 in 2012	6,713,173	6,703,363
Other	2,572	3,000

	180,899,605	176,687,329

Deferred loan origination costs, net of (fees)	407,032	293,334

	181,306,637	176,980,663
Allowance for loan losses	(3,342,034)	(3,403,098)

	$177,964,603	$173,577,565

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS, CONTINUED

Net, deferred loan origination costs changed from net deferred cost of $293,334 at December 31, 2012 to net deferred cost of $407,032 at March 31, 2013. The increase in deferred cost in 2013 primarily resulted from the Bank paying government guarantee fees on certain guaranteed loan originations as opposed to the cost being paid by the borrower. In exchange the Bank received rate concessions to compensate for the added cost.

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $17,696,000 and $17,765,000 at March 31, 2013 and December 31, 2012, respectively.

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the three months ended March 31, 2013 and 2012 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

March 31, 2013

Allowance for credit losses:
Beginning balance	$86,300	$668,700	$801,999	$1,604,510	$198,789	$42,800	$3,403,098
Charge-offs	—	—	(79,609)	—	(46,185)	—	(125,794)
Recoveries	318	401	136	6,299	15,182	—	22,336
Provision	(9,618)	(19,301)	99,370	(50,111)	21,554	500	42,394

Ending balance	$77,000	$649,800	$821,896	$1,560,698	$189,340	$43,300	$3,342,034

Ending balance: individually evaluated for impairment	$—	$—	$213,096	$207,398	$—	$—	$420,494

Ending balance: collectively evaluated for impairment	$77,000	$649,800	$608,800	$1,353,300	$189,340	$43,300	$2,921,540

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$4,261,466	$35,608,828	$64,420,526	$65,731,927	$6,713,173	$4,163,685	$180,899,605

Ending balance: individually evaluated for impairment	$87,283	$553,793	$3,157,290	$2,430,635	$—	$206,241	$6,435,242

Ending balance: collectively evaluated for impairment	$4,174,183	$35,055,035	$61,263,236	$63,301,292	$6,713,173	$3,957,444	$174,464,363

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

March 31, 2012

Allowance for credit losses:
Beginning balance	$103,200	$836,860	$865,854	$1,808,260	$210,807	$55,600	$3,880,581
Charge-offs	(7,285)	(41,171)	—	(91,990)	(20,745)	—	(161,191)
Recoveries	—	408	83,230	23,854	7,658	—	115,150
Provision	11,485	30,622	(102,872)	142,242	(10,059)	(4,200)	67,218

Ending balance	$107,400	$826,719	$846,212	$1,882,366	$187,661	$51,400	$3,901,758

Ending balance: individually evaluated for impairment	$—	$57,719	$298,012	$449,066	$—	$—	$804,797

Ending balance: collectively evaluated for impairment	$107,400	$769,000	$548,200	$1,433,300	$187,661	$51,400	$3,096,961

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,653,390	$37,943,451	$47,357,267	$78,907,056	$6,858,601	$4,575,294	$181,295,059

Ending balance: individually evaluated for impairment	$91,428	$469,585	$3,430,509	$3,191,163	$—	$—	$7,182,685

Ending balance: collectively evaluated for impairment	$5,561,962	$37,473,866	$43,926,758	$75,715,893	$6,858,601	$4,575,294	$174,112,374

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of March 31, 2013 and December 31, 2012 and the recognized interest income per the related period:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

March 31, 2013
With no related allowance recorded:
Construction and development	$87,283	$87,283	$—	$87,199	$2,822
1-4 family residential	553,793	553,793	—	544,511	—
Nonfarm, nonresidential	1,349,492	1,349,492	—	1,365,908	15,756
Commercial and industrial	1,250,406	1,250,406	—	1,144,153	23,837
Consumer	—	—	—	—	—
Other loans	206,241	206,241	—	194,155	381

	3,447,215	3,447,215	—	3,335,926	42,796

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	—	—	—	—	—
Nonfarm, nonresidential	1,807,798	1,909,238	213,096	1,848,402	698
Commercial and industrial	1,180,229	1,180,229	207,398	1,195,753	7,894
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	2,988,027	3,089,467	420,494	3,044,155	8,592

Combined:
Construction and development	$87,283	$87,283	$—	$87,199	$2,822
1-4 family residential	553,793	553,793	—	544,511	—
Nonfarm, nonresidential	3,157,290	3,258,730	213,096	3,214,310	16,454
Commercial and industrial	2,430,635	2,430,635	207,398	2,339,906	31,731
Consumer	—	—	—	—	—
Other loans	206,241	206,241	—	194,155	381

	$6,435,242	$6,536,682	$420,494	$6,380,081	$51,388

December 31, 2012
With no related allowance recorded:
Construction and development	$86,567	$86,567	$—	$87,668	$4,898
1-4 family residential	284,884	284,884	—	287,802	19,798
Nonfarm, nonresidential	1,381,111	1,381,111	—	1,396,123	81,741
Commercial and industrial	1,372,796	1,547,284	—	1,312,662	67,194
Consumer	—	—	—	—	—
Other loans	195,989	195,989	—	199,895	18,025

	3,321,347	3,495,835	—	3,284,150	191,656

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	—	—	—	—	—
Nonfarm, nonresidential	1,804,769	1,826,600	319,699	1,813,156	70,705
Commercial and industrial	1,000,379	1,000,379	195,410	1,006,640	39,320
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	2,805,148	2,826,979	515,109	2,819,796	110,025

Combined:
Construction and development	$86,567	$86,567	$—	$87,668	$4,898
1-4 family residential	284,884	284,884	—	287,802	19,798
Nonfarm, nonresidential	3,185,880	3,207,711	319,699	3,209,279	152,446
Commercial and industrial	2,373,175	2,547,663	195,410	2,319,302	106,514
Consumer	—	—	—	—	—
Other loans	195,989	195,989	—	199,895	18,025

	$6,126,495	$6,322,814	$515,109	$6,103,946	$301,681

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2013

Construction and development	$72,610	$—	$—	$72,610	$4,188,856	$4,261,466	$—
1-4 family residential	457,501	—	350,480	807,981	34,800,847	35,608,828	34,290
Nonfarm, nonresidential	411,336	317,725	417,328	1,146,389	63,274,137	64,420,526	—
Commercial and industrial	329,250	201,280	201,480	732,010	64,999,917	65,731,927	178,208
Consumer	50,916	16,948	7,321	75,185	6,637,988	6,713,173	7,321
Other loans	—	—	—	—	4,163,685	4,163,685	—

Total	$1,321,613	$535,953	$976,609	$2,834,175	$178,065,430	$180,899,605	$219,819

Percentage of total loans	0.73%	0.30%	0.54%	1.57%	98.43%	100.00%

Non-accruals included above
Construction and development	$72,610	$—	$—	$72,610	$—	$72,610
1-4 family residential	—	—	316,190	316,190	276,320	592,510
Nonfarm, nonresidential	—	—	417,328	417,328	1,742,811	2,160,139
Commercial and industrial	—	—	23,272	23,272	639,018	662,290
Consumer	1,262	1,529	—	2,791	603	3,394
Other loans	—	—	—	—	—	—

	$73,872	$1,529	$756,790	$832,191	$2,658,752	$3,490,943

December 31, 2012

Construction and development	$73,572	$—	$—	$73,572	$4,799,940	$4,873,512	$—
1-4 family residential	380,731	—	324,357	705,088	35,385,963	36,091,051	292,583
Nonfarm, nonresidential	711,408	197,479	386,160	1,295,047	47,698,820	48,993,867	—
Commercial and industrial	256,672	53,391	429,226	739,289	75,174,783	75,914,072	377,494
Consumer	172,379	28,922	13,643	214,944	6,488,419	6,703,363	13,643
Other loans	—	—	—	—	4,111,464	4,111,464	—

Total	$1,594,762	$279,792	$1,153,386	$3,027,940	$173,659,389	$176,687,329	$683,720

Percentage of total loans	0.90%	0.16%	0.65%	1.71%	98.29%	100.00%

Non-accruals included above
Construction and development	$73,572	$—	$—	$73,572	$12,995	$86,567
1-4 family residential	84,838	—	31,775	116,613	359,129	475,742
Nonfarm, nonresidential	—	89,322	386,160	475,482	1,690,633	2,166,115
Commercial and industrial	—	—	51,731	51,731	760,662	812,393
Consumer	1,612	—	—	1,612	2,306	3,918
Other loans	—	—	—	—	195,990	195,990

	$160,022	$89,322	$469,666	$719,010	$3,021,715	$3,740,725

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

Loans by credit quality indicator are provided in the following table.

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

March 31, 2013

Construction and development	$4,261,466	$4,188,855	$72,611	$—	$—
1-4 family residential	35,608,828	35,147,006	461,822	—	—
Nonfarm, nonresidential	64,420,526	63,029,057	1,207,125	184,344	—
Commercial and industrial	65,731,927	64,821,429	904,348	6,150	—
Consumer	6,713,173	6,712,570	603	—	—
Other loans	4,163,685	3,957,444	206,241	—	—

	$180,899,605	$177,856,361	$2,852,750	$190,494	$—

	100.0%	98.3%	1.6%	0.1%	—%

Guaranteed portion of loans

Construction and development	$16,268	16,268	$—	$—	$—
1-4 family residential	734,992	734,992	—	—	—
Nonfarm, nonresidential	30,196,443	29,999,011	197,432	—	—
Commercial and industrial	15,921,495	15,307,583	613,912	—	—
Consumer	—	—	—	—	—
Other loans	504,447	504,447	—	—	—

	$47,373,645	$46,562,301	$811,344	$—	$—

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

December 31, 2012

Construction and development	$4,873,512	$4,786,945	$86,567	$—	$—
1-4 family residential	36,091,051	35,755,061	335,990	—	—
Nonfarm, nonresidential	48,993,867	47,500,758	1,230,275	262,834	—
Commercial and industrial	75,914,072	74,878,901	1,035,171	—	—
Consumer	6,703,363	6,696,475	6,888	—	—
Other loans	4,111,464	3,915,474	195,990	—	—

	$176,687,329	$173,533,614	$2,890,881	$262,834	$—

	100.0%	98.2%	1.6%	0.2%	—%

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

Guaranteed portion of loans

Construction and development	$—	$—	$—	$—	$—
1-4 family residential	752,677	752,677	—	—	—
Nonfarm, nonresidential	19,855,775	19,654,773	201,002	—	—
Commercial and industrial	22,001,515	21,354,422	647,093	—	—
Consumer	—	—	—	—	—
Other loans	508,363	508,363	—	—	—

	$43,118,330	$42,270,235	$848,095	$—	$—

NOTE 7. TROUBLED DEBT RESTRUCTURINGS

For the quarters ended March 31, 2013 and 2012, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	—	$—	$—	1	$237,883	$237,883
1-4 Family residential	—	—	—	1	113,743	116,438
Nonfarm, nonresidential	—	—	—	1	96,028	96,028
Commercial and industrial	—	—	—	1	266,702	266,702

The bank had no troubled debt restructurings during the three months ending March 31, 2013. During the three months ended March 31, 2013, no loans that had previously been restructured were in default.

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

NOTE 8. SHORT-TERM DEBT

Short-term debt in the amount of $3,743,820 at March 31, 2013, consists of the proceeds from a transaction involving a loan guaranteed by the SBA. The transaction meets all the criteria to receive sales treatment under ASC 860 except for the lapse of the 90-day warranty period for prepayments. Upon the expiration of the warranty period in June 2013, the transaction will be recorded as an asset sale with the securing loan and secured borrowing being removed from the balance sheet and the gain recorded in the income statement. The loan securing the borrowing amounts to $4,991,759 and carries an annual interest rate of 5.125%. The secured borrowing carries annual interest rate of 4.125%.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE, CONTINUED

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
March 31, 2013	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,502	$—	$3,502	$—
Mortgage-backed securities	41	—	41	—
Corporate bonds	451	—	—	451
Equities and mutual funds	537	537	—	—
Servicing assets	63	—	—	63

Total assets at fair value	$4,594	$537	$3,543	$514

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,505	$—	$2,505	$—
Mortgage-backed securities	43	—	43	—
Corporate bonds	443	—	—	443
Equities and mutual funds	512	512	—	—
Servicing assets	63	—	—	63

Total assets at fair value	$3,566	$512	$2,548	$506

Total liabilities at fair value	$—	$—	$—	$—

For the three months ended March 31, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2013	2012
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$443	$451
Total unrealized gain (loss) included in income	—	—
Total unrealized gain (loss) included in other comprehensive income	8	(3)
Net transfers in/out of Level 3	—	—

Balance, March 31	$451	$448

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE, CONTINUED

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three month period ended March 31, 2013 and 2012, were $8,250 and ($2,750), respectively, which was included in other comprehensive income.

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

(in thousands)
March 31, 2013	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$973	$—	$—	$973
Loans-nonfarm, non-residential	1,595	—	—	1,595
Loans-other	—	—	—	—
Foreclosed assets	488	—	—	488

Total assets at fair value	$3,056	$—	$—	$3,056

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$805	$—	$—	$805
Loans-nonfarm, non-residential	1,485	—	—	1,485
Loans- 1- 4 family residential	—	—	—	—
Loans-other	—	—	—	—
Foreclosed assets	491	—	—	491

Total assets at fair value	$2,781	$—	$—	$2,781

Total liabilities at fair value	$—	$—	$—	$—

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

NOTE 9. FAIR VALUE, CONTINUED

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2013
Financial Instruments - Assets
Loans	$177,965	$180,863	$—	$—	$180,863

Financial Instruments – Liabilities
Deposits	194,175	187,822	—	187,822	—
Short-Term Debt	3,744	3,800	—	3,800	—
Long-Term Debt	7,750	8,243	—	8,243	—

December 31, 2012
Financial Instruments - Assets
Loans	$173,578	$173,813	$—	$—	$173,813

Financial Instruments – Liabilities
Deposits	187,823	180,777	—	180,777	—
Long-Term Debt	7,750	8,291	—	8,291	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three months ending March 31, 2013 and 2012. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended March 31, 2013, was $606,549 or $0.16 per diluted share outstanding, compared to a $618,452 or $0.16 per diluted share outstanding, for the same period in 2012. Earnings for the three months ended March 31, 2013, are approximately 1.9% lower than for the same period in 2012. The slight decrease results from a reduction in net interest income. Net interest income decreased from $2,320,600 in the first quarter of 2012 to $2,259,785 in 2013. Asset yields decreased from 5.31% to 4.93% from 2012 to 2013 due to the change in earning asset mix from higher yielding loans to lower yielding deposits in other banks. Loan yields also decreased from 6.23% in the first quarter of 2012 to 5.93% in the first quarter of 2013. Loan yields fell due to the prolonged low rate environment and competition. A reduction in the cost of deposits from the first quarter of 2012 to 2013 was unable to offset the tightening asset yields. The cost of funds decreased from 0.95% in the first quarter of 2012 to 0.78% in the first quarter of 2013. The provision for loan losses decreased from $67,218 in the first quarter of 2012 to a provision of $42,394 in 2013. This decrease is due to a reduction in specific reserves associated with impaired loans. Specific reserves on impaired loans decreased $94,615 from $515,109 at December 31, 2012 to $420,494 at March 31, 2013, whereas specific reserves only decreased $8,378 during the same period in 2012. The reduction of specific reserves is a result of both charging off the impaired loans and the effect of payments made on those loans from in 2013. Charge off of these problem assets resulted in a slight increase in the credit quality of the loan portfolio. At March 31, 2013, the percentage of loans receiving pass credit risk grades was 98.3%, compared to 98.2% at December 31, 2012. Credit quality was further enhanced by an increase in loans carrying government guarantees. At March 31, 2013, the guaranteed portion of loans equaled 26.2% of total loans compared to 24.4% December 31, 2012 and 22.2% at March 31, 2012. Noninterest income remained relatively unchanged decreasing from $659,837 in the first quarter 2012 to $658,376 in 2013. Noninterest expenses decreased slightly from $1,853,644 in the first quarter of 2012, to $1,841,826 in 2012. Salaries and employee benefits increased from $927,383 in 2012 to $961,121 in 2013 primarily due to normal salary adjustments. The remaining noninterest expenses decreased from quarter to quarter collectively amounting to $926,261 in 2012 compared to $880,705 in 2013 led by decreases in occupancy expense and FDIC insurance premiums.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

On March 31, 2013, Surrey Bancorp’s assets totaled $241,131,017 compared to $229,912,432 on December 31, 2012. Net loans were $177,964,603 compared to $173,577,565 on December 31, 2012. This net increase was the result of a $4,325,974 increase in gross loans and a $61,064 reduction in the loan loss reserve. Commercial loans decreased 13.4% during the three month period ended March 31, 2013; however nonfarm nonresidential real estate loans increased over 31.5% reducing the overall increase in gross loans to 2.4%. Even though gross loans increased, interest-bearing deposits with banks increased from $32,366,318 at December 31, 2012 to $38,872,585 at March 31, 2013, due to an increase in deposits of approximately $6,352,000 and an increase in short-term borrowings of $3,743,820. The short-term borrowings will effectively reduce nonfarm nonresidential loans in the second quarter since it resulted from the sale of nonfarm, nonresidential loan.

Total deposits on March 31, 2013, were $194,175,405 compared to $187,823,037 at the end of 2012. This increase is attributable to a sizable increase in noninterest-bearing demand deposits accounts, which increased from $36,979,419 at December 31, 2012 to $42,191,665 at March 31, 2013. The bank’s large commercial business accounts are primarily responsible for the increase in noninterest-bearing accounts. Overall, noninterest-bearing and interest-bearing demand deposits increased 8.3% from 2012 totals, while savings deposits, including money market accounts, increased 5.2%. Certificates of deposit decreased 1.2% from December 31, 2012 totals.

Common stockholders’ equity increased by $624,434, or 1.94%, during the three months ended March 31, 2013. The increase is comprised of net income of $651,776 and adjustments to Accumulated Other Comprehensive Income of $17,885. Decreases included the payment and accrual of preferred dividends of $45,227. The net increase resulted in a common stock book value of $8.18 per share, up from $8.01 on December 31, 2012.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended March 31, 2013.

Financial Condition, Liquidity and Capital Resources

Investments

The Bank maintains a portfolio of securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Bank. The Company also invests funds in a brokerage account made up of selected equities and mutual funds. The investments were made to increase income in the holding company and improve yields.

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

Investments in available for sale securities of $4,532,016 consisted of U.S. Governmental Agency obligations with maturities ranging from 11 to 25 months, corporate bonds with maturities of 5.25 years to 5.50 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, equity securities and mutual funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Loans

Net loans outstanding on March 31, 2013, were $177,964,603 compared to $173,577,565 on December 31, 2012. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 62.5% of the Bank’s loans as of March 31, 2013, are fixed rate loans with 37.5% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on March 31, 2013, were $194,175,405, compared to $187,823,037 on December 31, 2012. The March total consists of a base of approximately 12,567 accounts compared to 12,352 accounts at December 31, 2012. Interest-bearing accounts represent 78.3% of March 31, 2013 period end deposits versus 80.3% at December 31, 2012.

Federal Funds Purchased

The Company had no federal funds purchased at March 31, 2013 or December 31, 2012. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

Stockholders’ Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities. The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes

March 31, 2013:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.95%	8.0%
Surrey Bank & Trust	20.66%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.69%	4.0%
Surrey Bank & Trust	19.40%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.56%	4.0%
Surrey Bank & Trust	13.34%	4.0%

December 31, 2012:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.77%	8.0%
Surrey Bank & Trust	20.49%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.51%	4.0%
Surrey Bank & Trust	19.23%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.49%	4.0%
Surrey Bank & Trust	13.28%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	March 31,	December 31,
	2013	2012

Nonaccrual loans	$3,490,943	$3,740,725
Loans past due 90 days and still accruing	219,819	683,720
Foreclosed assets	487,872	491,424

Total	$4,198,634	$4,915,869

Total assets	$241,131,017	$229,912,432

Ratio of nonperforming assets to total assets	1.74%	2.14%

At March 31, 2013, the Bank had loans totaling $3,490,943 in nonaccrual status. Approximately $2,659,000 of the nonaccrual loans were current at the end of March. All of the loans past due 90 days and still accruing are less than 120 days past due. All the loans are secured loans. The guaranteed portion of these loans is $133,656. The guaranteed portion of nonaccrual loans at March 31, 2013 is $1,126,187. Foreclosed assets at March 31, 2013 primarily include 1-4 family dwellings. Loans that were considered impaired but were still accruing interest at March 31, 2013, including troubled debt restructurings, totaled $2,984,882. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $420,494 at quarter end, or 6.5% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	March 31,	December 31,
	2013	2012

Construction and development	$87,283	$86,567
1-4 family residential	592,423	475,742
Multi-family	206,241	—
Nonfarm, nonresidential	3,157,290	3,185,880
Commercial and industrial	2,430,636	2,373,175
Consumer	1,952	3,918
Other loans	—	195,990

Total impaired and nonaccrual	$6,475,825	$6,321,272

Guaranteed portion	$2,530,997	$2,381,400

At March 31, 2013, consumer loans totaling $40,582 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at the end of the quarter and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	March 31, 2013		December 31, 2012

Construction and development	$4,261,466	2.36%	$4,873,512	2.76%
1-4 family residential	35,608,828	19.68%	36,091,051	20.43%
Multi-family	1,643,407	0.91%	1,676,449	0.95%
Farmland	2,370,895	1.31%	2,284,155	1.29%
Nonfarm, non-residential	64,420,526	35.61%	48,993,867	27.73%

Total real estate	108,305,122	59.87%	93,919,034	53.16%

Agricultural	146,811	0.08%	147,860	0.08%
Commercial and industrial	65,731,927	36.34%	75,914,072	42.97%
Consumer	6,713,173	3.71%	6,703,363	3.79%
Other	2,572	—%	3,000	—%

Total loans	$180,899,605	100.00%	$176,687,329	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower’s actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $61,352,731 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $47,373,645 at March 31, 2013. Loan guarantees by loan class are below:

	March 31,	Guaranteed Portion
	2013	Amount	Percentage

Construction and development	$4,261,466	$16,268	0.38%
1-4 family residential	35,608,828	734,991	2.06%
Multi-family	1,643,407	13,827	0.84%
Farmland	2,370,895	405,620	17.11%
Nonfarm, non-residential	64,420,526	30,196,443	46.87%

Total real estate	108,305,122	31,367,149	28.96%

Agricultural	146,811	85,000	—%
Commercial and industrial	65,731,927	15,921,496	24.22%
Consumer	6,713,173	—	—%
Other	2,572	—	—%

Total loans	$180,899,605	$47,373,645	26.19%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,008,345 at March 31, 2013. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $8,550,940 at March 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The consolidated provision for loan losses was $42,394 for the first three months of 2013 compared to $67,218 for the same period in 2012. The charge off of nonperforming loans and their effect on the specific reserves component of the loan reserve resulted in the provision decrease. Loan charge offs were greater for the first three months of 2013 than in 2012 but most of the loans charged off in 2013 had specific reserves already established. When these loans were charged off it had minimal effect on the loan loss provision in 2013 since both the loan and the corresponding reserve were removed. The historical loss component was affected by the charge offs but were also affected by the passage of time and a better charge off experience factor as the rate of charge offs slowed. As all components, the historical loss component is also affected by the increased government guarantees within the portfolio. Reserves for nonaccrual and impaired loans at March 31, 2013 amounted to $420,494, compared to $515,109 at December 31, 2012.

The reserve for loan losses on March 31, 2013, was $3,342,034 or 1.84% of period end loans. This percentage is derived from total loans. Approximately $61,353,000 of total loans outstanding at March 31, 2013, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.50% of outstanding loans. At December 31, 2012 the loan loss reserve percentage was 1.92% of total loans and 2.54% of loans net of government guarantees.

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. That portion did decrease during the first three months of 2013 due to changes in the loan portfolio. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$72,610	$—	$73,572	$—
1-4 family residential	457,501	350,480	380,731	324,357
Nonfarm, non-residential	729,061	417,328	908,887	386,160
Commercial and industrial	530,530	201,480	310,063	429,226
Consumer	67,864	7,321	201,301	13,643
Other loans	—	—	—	—

	$1,857,566	$976,609	$1,874,554	$1,153,386

Non-accrual loans included above	$75,401	$756,790	$249,344	$469,666

Guaranteed portion	$502,900	$321,236	$467,962	$339,744

Ratio to total loans	1.03%	0.54%	1.06%	0.65%

Ratio to total loans, net of guarantees	1.01%	0.49%	1.05%	0.61%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues decreased slightly from December 31, 2012 to March 31, 2013. The majority of the decrease is in the over 90 day time frame.

Net of loan guarantees, total past dues have decreased from $2,220,234 at December 31, 2012, to $2,010,039 at March 31, 2013, or 12.9%. Total past due loans at March 31, 2013 consist of sixty-three loans with an average balance of $45,035, compared to seventy-six loans at December 31, 2012, with an average balance of $39,841. Loans over $250,000 delinquent at March 31, 2013 and December 31, 2012 amounted to $594,093 and $1,219,565, respectively. The March 2013 total consisted of two loans and the December 2012 total included four loans. The two loans at March 31, 2013 were also past due at December 31, 2012. Of the other two loans past due at December 31, 2012, one became current and the other was partially charged off to its collateralized value.

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

At March 31, 2013, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $49,486,632 compared to $42,552,800 at December 31, 2012. Deposit increases of $6,352,368 account for most of the increase in liquidity. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $27,500,000. At March 31, 2013, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $12,476,000 of which $7,750,000 of advances had been taken down at March 31, 2013. Liquidity was also bolstered by the proceeds from the sale of an SBA loan that will be recorded as a sale in the second quarter of 2013 if the loan is not repaid within the 90 day prepayment warranty period. Until that period expires the proceeds are carried as short-term debt secured by the loan sold.

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

Surrey Bancorp

Date: May 10, 2013	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)