Form 10-Q
period 2013-06-30
SURREY BANCORP
filed 2013-08-09
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

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

On August 5, 2013 there were 3,542,984 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	June 2013	December 2012

Assets
Cash and due from banks	$5,499,080	$5,973,042
Interest-bearing deposits with banks	29,084,497	32,366,318
Federal funds sold	1,210,992	710,588
Investment securities available for sale	4,008,175	3,502,852
Restricted equity securities	676,709	738,324
Loans, net of allowance for loan losses of $3,431,373 at June 30, 2013 and $3,403,098 at December 31, 2012	180,450,435	173,577,565
Property and equipment, net	4,475,457	4,543,738
Foreclosed assets	79,261	491,424
Accrued income	999,403	979,098
Goodwill	120,000	120,000
Bank owned life insurance	5,379,120	5,298,354
Other assets	2,590,986	1,611,129

Total assets	$234,574,115	$229,912,432

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$44,029,296	$36,979,419
Interest-bearing	146,118,552	150,843,618

Total deposits	190,147,848	187,823,037

Long-term debt	7,750,000	7,750,000
Dividends payable	45,730	46,106
Accrued interest payable	185,379	135,801
Other liabilities	2,845,794	1,920,187

Total liabilities	200,974,751	197,675,131

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,542,984 shares issued and outstanding at June 30, 2013 and December 31, 2012	12,061,153	12,061,153
Retained earnings	17,728,849	16,367,187
Accumulated other comprehensive loss	(59,445)	(59,846)

Total stockholders’ equity	33,599,364	32,237,301

Total liabilities and stockholders’ equity	$234,574,115	$229,912,432

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Six months ended June 30, 2013 and 2012 (Unaudited)

	2013	2012

Interest income
Loans and fees on loans	$5,220,767	$5,435,450
Federal funds sold	905	779
Investment securities, taxable	26,800	26,418
Investment securities, dividends	6,021	—
Deposits with banks	38,703	23,806

Total interest income	5,293,196	5,486,453

Interest expense
Deposits	599,132	719,681
Fed funds purchased	80	150
Short-term debt	38,543	—
Long-term debt	144,518	151,854

Total interest expense	782,273	871,685

Net interest income	4,510,923	4,614,768

Provision for loan losses	135,796	738,988

Net interest income after provision for loan losses	4,375,127	3,875,780

Noninterest income
Service charges on deposit accounts	437,060	461,730
Gain on sale of government guaranteed loans	229,130	—
Realized gains on the sale of securities	5,297	—
Fees on loans delivered to correspondents	35,320	70,234
Other service charges and fees	271,944	276,704
Other operating income	476,268	423,420

Total noninterest income	1,455,019	1,232,088

Noninterest expense
Salaries and employee benefits	1,871,496	1,788,521
Occupancy expense	218,758	225,213
Equipment expense	120,635	117,612
Data processing	212,293	182,419
Foreclosed assets, net	24,305	32,294
Postage, printing and supplies	98,933	97,233
Professional fees	212,571	206,673
FDIC insurance premiums	46,868	84,505
Other expense	714,724	742,382

Total noninterest expense	3,520,583	3,476,852

Net income before income taxes	2,309,563	1,631,016

Income tax expense	856,944	599,378

Net income	1,452,619	1,031,638

Preferred stock dividends	(90,957)	(91,210)

Net income available to common stockholders	$1,361,662	$940,428

Basic earnings per common share	$0.38	$0.27

Diluted earnings per common share	$0.35	$0.25

Basic weighted average common shares outstanding	3,542,984	3,538,822

Diluted weighted average common shares outstanding	4,176,919	4,172,757

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended June 30, 2013 and 2012 (Unaudited)

	2013	2012

Interest income
Loans and fees on loans	$2,612,056	$2,690,474
Federal funds sold	560	387
Investment securities, taxable	13,160	12,215
Investment securities, dividends	3,403	—
Deposits with banks	19,012	13,359

Total interest income	2,648,191	2,716,435

Interest expense
Deposits	290,444	346,669
Fed funds purchased	80	150
Short-term debt	33,824	—
Long-term debt	72,705	75,448

Total interest expense	397,053	422,267

Net interest income	2,251,138	2,294,168

Provision for loan losses	93,402	671,770

Net interest income after provision for loan losses	2,157,736	1,622,398

Noninterest income
Service charges on deposit accounts	205,735	225,788
Gain on the sale of government guaranteed loans	229,130	—
Realized gains on the sale of securities	3,339	—
Fees on loans delivered to correspondents	14,025	29,413
Other service charges and fees	143,620	144,798
Other operating income	200,794	172,252

Total noninterest income	796,643	572,251

Noninterest expense
Salaries and employee benefits	910,375	861,138
Occupancy expense	119,015	107,051
Equipment expense	57,937	54,399
Data processing	110,622	90,004
Foreclosed assets, net	(18,030)	(936)
Postage, printing and supplies	61,199	56,041
Professional fees	86,981	74,628
FDIC insurance premiums	13,693	35,650
Other expense	336,965	345,233

Total noninterest expense	1,678,757	1,623,208

Net income before income taxes	1,275,622	571,441

Income tax expense	474,779	203,860

Net income	800,843	367,581

Preferred stock dividends	(45,730)	(45,605)

Net income available to common stockholders	$755,113	$321,976

Basic earnings per common share	$0.21	$0.09

Diluted earnings per common share	$0.19	$0.09

Basic weighted average common shares outstanding	3,542,984	3,540,920

Diluted weighted average common shares outstanding	4,176,919	4,174,855

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Six months ended June 30, 2013 and 2012 (Unaudited)

	2013	2012

Net income	$1,452,619	$1,031,638

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized losses arising during the period	(42)	(7,360)
Tax benefit related to unrealized losses	443	2,838

Total other comprehensive income (loss)	401	(4,522)

Total comprehensive income	$1,453,020	$1,027,116

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Six months ended June 30, 2013 and 2012 (Unaudited)

	2013	2012
Cash flows from operating activities
Net income	$1,452,619	$1,031,638
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	123,958	115,562
Gain on sale of property and equipment	(100)	(650)
Gain on the sale of government guaranteed loans	(229,130)	—
Gain on the sale of foreclosed assets	(33,520)	(63,705)
Stock-based compensation, net of tax benefit	—	11,504
Provision for loan losses	135,796	738,988
Deferred income taxes	2,853	3,895
Accretion of discount on securities, net of amortization of premiums	19	395
Increase in cash surrender value of life insurance	(80,766)	(74,163)
Changes in assets and liabilities:
Accrued income	(20,305)	3,741
Other assets	(982,267)	(74,462)
Accrued interest payable	49,578	6,197
Other liabilities	1,154,737	632,341

Net cash provided by operating activities	1,573,472	2,331,281

Cash flows from investing activities
Net decrease in interest-bearing deposits with banks	3,281,821	12,245,078
Net (increase) decrease in federal funds sold	(500,404)	633
Purchases of investment securities	(1,508,892)	(2,000,000)
Sales and maturities of investment securities	1,003,508	1,502,960
Purchase of Bank Owned Life Insurance	—	(1,750,000)
Redemption of restricted equity securities	61,800	45,000
Purchase of restricted equity securities	(185)	(2,150)
Net increase in loans	(7,038,966)	(617,530)
Proceeds from the sale of foreclosed assets	475,983	520,316
Purchases of property and equipment	(55,677)	(124,389)
Proceeds from the sale of property and equipment	100	650

Net cash provided by (used in) investing activities	(4,280,912)	9,820,568

Cash flows from financing activities
Net increase in deposits	2,324,811	(5,297,996)
Repayments of long-term debt	—	(350,000)
Dividends paid	(91,333)	(622,346)
Common stock options exercised	—	30,111

Net cash provided by (used in) financing activities	2,233,478	(6,240,231)

Net increase (decrease) in cash and cash equivalents	(473,962)	5,911,618
Cash and due from banks, beginning	5,973,042	2,269,116

Cash and due from banks, ending	$5,499,080	$8,180,734

Supplemental disclosures of cash flow information
Interest paid	$732,695	$865,488

Taxes paid	$872,255	$255,000

Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$30,300	$147,639

Proceeds from the sale of guaranteed loan previously recorded as short term debt	$3,743,820	$—

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2013 and 2012 (Unaudited)

	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive
	Amount	Shares	Amount	Earnings	Loss	Total

Balance, January 1, 2012	$3,868,807	3,536,724	$12,009,588	$14,405,467	$(57,300)	$30,226,562

Net income	—	—	—	1,031,638	—	1,031,638
Other comprehensive loss	—	—	—	—	(4,522)	(4,522)

Common stock options exercised	—	6,260	30,111	—	—	30,111
Stock-based compensation, net of tax benefit	—	—	11,504	—	—	11,504
Dividends declared and accrued on convertible Series A preferred stock ($.31 per share)	—	—	—	(59,322)	—	(59,322)
Dividends declared and accrued on convertible Series D preferred stock ($.18 per share)	—	—	—	(31,888)	—	(31,888)

Balance, June 30, 2012	$3,868,807	3,542,984	$12,051,203	$15,345,895	$(61,822)	$31,204,083

Balance, January 1, 2013	$3,868,807	3,542,984	$12,061,153	$16,367,187	$(59,846)	$32,237,301

Net income	—	—	—	1,452,619	—	1,452,619
Other comprehensive income	—	—	—	—	401	401

Dividends declared and accrued on convertible Series A preferred stock ($.32 per share)	—	—	—	(59,157)	—	(59,157)
Dividends declared and accrued on convertible Series D preferred stock ($.18 per share)	—	—	—	(31,800)	—	(31,800)

Balance, June 30, 2013	$3,868,807	3,542,984	$12,061,153	$17,728,849	$(59,445)	$33,599,364

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of June 30, 2013, the results of operations for the six and three months ended June 30, 2013 and 2012, and its changes in stockholders’ equity, comprehensive income and cash flows for the six months ended June 30, 2013 and 2012. These adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2012, included in the Company’s Form 10-K. The balance sheet at December 31, 2012, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2013 and December 31, 2012, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at June 30, 2013 and December 31, 2012.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendments did not have a material effect on the Company’s financial statements.

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

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

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

Debt and equity securities have been classified in the balance sheets according to management’s intent. The amortized costs of securities available for sale and their approximate fair values at June 30, 2013 and December 31, 2012 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2013
Government-sponsored enterprises	$3,000,000	$1,790	$11,800	$2,989,990
Mortgage-backed securities	38,132	1,270	—	39,402
Corporate bonds	550,000	—	101,750	448,250
Equities and mutual funds	517,728	22,008	9,203	530,533

	$4,105,860	$25,068	$122,753	$4,008,175

December 31, 2012
Government-sponsored enterprises	$2,500,000	$4,875	$—	$2,504,875
Mortgage-backed securities	41,659	1,316	—	42,975
Corporate bonds	550,000	—	107,250	442,750
Equities and mutual funds	508,836	3,416	—	512,252

	$3,600,495	$9,607	$107,250	$3,502,852

At June 30, 2013 and December 31, 2012, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law. The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at June 30, 2013, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$517,728	$530,533
Due after one year through five years	3,250,000	3,193,740
Due after five years through ten years	326,468	271,761
Due after ten years	11,664	12,141

	$4,105,860	$4,008,175

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks and market volatility as it relates to equity and mutual fund investments at June 30, 2013 and December 31, 2012.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2013
Government-sponsored enterprises	$1,988,200	$11,800	$—	$—	$1,988,200	$11,800
Corporate bonds	—	—	448,250	101,750	448,250	101,750
Equities and mutual funds	238,526	9,203	—	—	238,526	9,203

	$2,226,726	$21,003	$448,250	$101,750	$2,674,976	$122,753

December 31, 2012
Corporate bonds	$—	$—	$442,750	$107,250	$442,750	$107,250

	$—	$—	$442,750	$107,250	$442,750	$107,250

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are two securities in the portfolio at June 30, 2013, with unrealized losses for a period greater than 12 months. These securities also had unrealized losses for a period greater than 12 months at December 31, 2012. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The Company had realized gains of $5,297 from the sales of equity and mutual fund investment securities for the six month periods ended June 30, 2013. There were no such gains in 2012.

NOTE 3.	EARNINGS PER SHARE

Basic earnings per share for the six and three months ended June 30, 2013 and 2012 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

At June 30, 2013, the Company had commitments to extend credit, including unused lines of credit of approximately $35,076,000 and letters of credit outstanding of $1,673,838.

NOTE 5.	LOANS

The major components of loans in the balance sheets at June 30, 2013 and December 31, 2012 are below.

	2013	2012

Commercial	$66,397,808	$75,914,072
Real estate:
Construction and land development	5,524,198	4,873,512
Residential, 1-4 families	38,621,785	36,091,051
Residential, 5 or more families	1,603,611	1,676,449
Farmland	2,483,567	2,284,155
Nonfarm, nonresidential, net of discounts of $137,407 in 2013 and $22,001 in 2012	62,740,245	48,993,867
Agricultural	147,811	147,860
Consumer, net of discounts of $13,633 in 2013 and $17,764 in 2012	6,086,325	6,703,363
Other	2,251	3,000

	183,607,601	176,687,329

Deferred loan origination costs, net of (fees)	274,207	293,334

	183,881,808	176,980,663
Allowance for loan losses	(3,431,373)	(3,403,098)

	$180,450,435	$173,577,565

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $17,500,000 and $17,765,000 at June 30, 2013 and December 31, 2012, respectively.

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the six months ended June 30, 2013 and 2012 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

June 30, 2013

Allowance for credit losses:
Beginning balance	$86,300	$668,700	$801,999	$1,604,510	$198,789	$42,800	$3,403,098
Charge-offs	—	(8,122)	(79,609)	(6,150)	(54,118)	—	(147,999)
Recoveries	517	401	949	19,892	18,719	—	40,478
Provision	3,983	26,321	153,631	(69,156)	17,017	4,000	135,796

Ending balance	$90,800	$687,300	$876,970	$1,549,096	$180,407	$46,800	$3,431,373

Ending balance: individually evaluated for impairment	$—	$—	$254,670	$217,296	$—	$—	$471,966

Ending balance: collectively evaluated for impairment	$90,800	$687,300	$622,300	$1,331,800	$180,407	$46,800	$2,959,407

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,524,198	$38,621,785	$62,740,245	$66,397,808	$6,086,325	$4,237,240	$183,607,601

Ending balance: individually evaluated for impairment	$86,589	$269,392	$3,345,220	$2,464,599	$—	$—	$6,165,800

Ending balance: collectively evaluated for impairment	$5,437,609	$38,352,393	$59,395,025	$63,933,209	$6,086,325	$4,237,240	$177,441,801

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

June 30, 2012

Allowance for credit losses:
Beginning balance	$103,200	$836,860	$865,854	$1,808,260	$210,807	$55,600	$3,880,581
Charge-offs	(7,286)	(268,006)	(21,831)	(579,503)	(128,611)	—	(1,005,237)
Recoveries	100	532	83,506	89,538	14,196	—	187,872
Provision	9,386	161,912	(87,540)	541,671	119,559	(6,000)	738,988

Ending balance	$105,400	$731,298	$839,989	$1,859,966	$215,951	$49,600	$3,802,204

Ending balance: individually evaluated for impairment	$—	$23,598	$318,189	$383,366	$—	$—	$725,153

Ending balance: collectively evaluated for impairment	$105,400	$707,700	$521,800	$1,476,000	$215,951	$49,600	$3,077,051

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,876,390	$36,568,561	$45,463,526	$79,246,988	$7,351,882	$4,450,720	$178,958,534

Ending balance: individually evaluated for impairment	$90,391	$336,705	$3,302,888	$3,199,855	$—	$—	$6,929,839

Ending balance: collectively evaluated for impairment	$5,786,466	$36,231,856	$42,160,638	$76,047,133	$7,351,882	$4,450,720	$172,028,695

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of June 30, 2013 and December 31, 2012 and the recognized interest income per the related period:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

June 30, 2013
With no related allowance recorded:
Construction and development	$86,589	$86,589	$—	$87,038	$3,735
1-4 family residential	269,392	269,392	—	272,985	—
Nonfarm, nonresidential	1,667,084	1,667,084	—	1,715,533	28,557
Commercial and industrial	1,292,535	1,292,535	—	1,226,791	14,463
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	3,315,600	3,315,600	—	3,302,347	46,755

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	—	—	—	—	—
Nonfarm, nonresidential	1,678,136	1,779,577	254,670	1,692,293	7,351
Commercial and industrial	1,172,064	1,172,064	217,296	1,187,910	13,622
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	2,850,200	2,951,641	471,966	2,880,203	20,973

Combined:
Construction and development	$86,589	$86,589	$—	$87,038	$3,735
1-4 family residential	269,392	269,392	—	272,985	—
Nonfarm, nonresidential	3,345,220	3,446,661	254,670	3,407,826	35,908
Commercial and industrial	2,464,599	2,464,599	217,296	2,414,701	28,085
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	$6,165,800	$6,267,241	$471,966	$6,182,550	$67,728

December 31, 2012
With no related allowance recorded:
Construction and development	$86,567	$86,567	$—	$87,668	$4,898
1-4 family residential	284,884	284,884	—	287,802	19,798
Nonfarm, nonresidential	1,381,111	1,381,111	—	1,396,123	81,741
Commercial and industrial	1,372,796	1,547,284	—	1,312,662	67,194
Consumer	—	—	—	—	—
Other loans	195,989	195,989	—	199,895	18,025

	3,321,347	3,495,835	—	3,284,150	191,656

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	—	—	—	—	—
Nonfarm, nonresidential	1,804,769	1,826,600	319,699	1,813,156	70,705
Commercial and industrial	1,000,379	1,000,379	195,410	1,006,640	39,320
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	2,805,148	2,826,979	515,109	2,819,796	110,025

Combined:
Construction and development	$86,567	$86,567	$—	$87,668	$4,898
1-4 family residential	284,884	284,884	—	287,802	19,798
Nonfarm, nonresidential	3,185,880	3,207,711	319,699	3,209,279	152,446
Commercial and industrial	2,373,175	2,547,663	195,410	2,319,302	106,514
Consumer	—	—	—	—	—
Other loans	195,989	195,989	—	199,895	18,025

	$6,126,495	$6,322,814	$515,109	$6,103,946	$301,681

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2013

Construction and development	$32,810	$—	$—	$32,810	$5,491,388	$5,524,198	$—
1-4 family residential	383,899	24,158	51,203	459,260	38,162,525	38,621,785	19,427
Nonfarm, nonresidential	214,957	451,298	633,990	1,300,245	61,440,000	62,740,245	212,995
Commercial and industrial	758,204	1,171	827,659	1,587,034	64,810,774	66,397,808	412,588
Consumer	72,514	44,129	—	116,643	5,969,682	6,086,325	—
Other loans	—	—	—	—	4,237,240	4,237,240	—

Total	$1,462,384	$520,756	$1,512,852	$3,495,992	$180,111,609	$183,607,601	$645,010

Percentage of total loans	0.80%	0.28%	0.82%	1.90%	98.10%	100.00%

Non-accruals included above
Construction and development	$—	$—	$—	$—	$71,973	$71,973
1-4 family residential	99,438	—	31,775	131,213	187,008	318,221
Nonfarm, nonresidential	—	—	420,994	420,994	1,702,701	2,123,695
Commercial and industrial	80,796	1,171	415,071	497,038	540,552	1,037,590
Consumer	1,181	—	—	1,181	1,936	3,117
Other loans	—	—	—	—	—	—

	$181,415	$1,171	$867,840	$1,050,426	$2,504,170	$3,554,596

December 31, 2012

Construction and development	$73,572	$—	$—	$73,572	$4,799,940	$4,873,512	$—
1-4 family residential	380,731	—	324,357	705,088	35,385,963	36,091,051	292,583
Nonfarm, nonresidential	711,408	197,479	386,160	1,295,047	47,698,820	48,993,867	—
Commercial and industrial	256,672	53,391	429,226	739,289	75,174,783	75,914,072	377,494
Consumer	172,379	28,922	13,643	214,944	6,488,419	6,703,363	13,643
Other loans	—	—	—	—	4,111,464	4,111,464	—

Total	$1,594,762	$279,792	$1,153,386	$3,027,940	$173,659,389	$176,687,329	$683,720

Percentage of total loans	0.90%	0.16%	0.65%	1.71%	98.29%	100.00%

Non-accruals included above
Construction and development	$73,572	$—	$—	$73,572	$12,995	$86,567
1-4 family residential	84,838	—	31,775	116,613	359,129	475,742
Nonfarm, nonresidential	—	89,322	386,160	475,482	1,690,633	2,166,115
Commercial and industrial	—	—	51,731	51,731	760,662	812,393
Consumer	1,612	—	—	1,612	2,306	3,918
Other loans	—	—	—	—	195,990	195,990

	$160,022	$89,322	$469,666	$719,010	$3,021,715	$3,740,725

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful

June 30, 2013

Construction and development	$5,524,198	$5,452,226	$71,972	$—	$—
1-4 family residential	38,621,785	38,224,692	378,248	18,845	—
Nonfarm, nonresidential	62,740,245	61,248,788	1,181,274	310,183	—
Commercial and industrial	66,397,808	65,285,199	936,051	176,558	—
Consumer	6,086,325	6,083,165	3,160	—	—
Other loans	4,237,240	4,237,240	—	—	—

	$183,607,601	$180,531,310	$2,570,705	$505,586	$—

	100.0%	98.3%	1.4%	0.3%	—%

Guaranteed portion of loans

Construction and development	$16,268	16,268	$—	$—	$—
1-4 family residential	743,156	696,936	46,220	—	—
Nonfarm, nonresidential	27,502,038	27,253,825	155,718	92,495	—
Commercial and industrial	17,293,583	16,526,969	634,488	132,126	—
Consumer	—	—	—	—	—
Other loans	502,104	502,104	—	—	—

	$46,057,149	$44,996,102	$836,426	$224,621	$—

	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2012

Construction and development	$4,873,512	$4,786,945	$86,567	$—	$—
1-4 family residential	36,091,051	35,755,061	335,990	—	—
Nonfarm, nonresidential	48,993,867	47,500,758	1,230,275	262,834	—
Commercial and industrial	75,914,072	74,878,901	1,035,171	—	—
Consumer	6,703,363	6,696,475	6,888	—	—
Other loans	4,111,464	3,915,474	195,990	—	—

	$176,687,329	$173,533,614	$2,890,881	$262,834	$—

	100.0%	98.2%	1.6%	0.2%	—%

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Total	Pass Credits	Special Mention	Substandard	Doubtful

Guaranteed portion of loans

Construction and development	$—	$—	$—	$—	$—
1-4 family residential	752,677	752,677	—	—	—
Nonfarm, nonresidential	19,855,775	19,654,773	201,002	—	—
Commercial and industrial	22,001,515	21,354,422	647,093	—	—
Consumer	—	—	—	—	—
Other loans	508,363	508,363	—	—	—

	$43,118,330	$42,270,235	$848,095	$—	$—

NOTE 7.	TROUBLED DEBT RESTRUCTURINGS

For the quarters and six months ended June 30, 2013 and 2012, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended June 30, 2013			For the six months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	—	$—	$—	—	$—	$—
1-4 Family residential	1	54,376	54,376	1	54,376	54,376
Nonfarm, nonresidential	1	145,219	145,219	1	145,219	145,219
Commercial and industrial	—	—	—	—	—	—

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	—	$—	$—	1	$237,883	$237,883
1-4 Family residential	—	—	—	1	113,743	116,438
Nonfarm, nonresidential	—	—	—	1	96,028	96,028
Commercial and industrial	1	76,358	76,358	2	343,060	343,060

During the six months ended June 30, 2013, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
	Total	Level 1	Level 2	Level 3
June 30, 2013
Government-sponsored enterprises	$2,990	$—	$2,990	$—
Mortgage-backed securities	39	—	39	—
Corporate bonds	448	—	—	448
Equities and mutual funds	531	531	—	—
Servicing assets	264	—	—	264

Total assets at fair value	$4,272	$531	$3,029	$712

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
	Total	Level 1	Level 2	Level 3
December 31, 2012
Government-sponsored enterprises	$2,505	$—	$2,505	$—
Mortgage-backed securities	43	—	43	—
Corporate bonds	443	—	—	443
Equities and mutual funds	512	512	—	—
Servicing assets	63	—	—	63

Total assets at fair value	$3,566	$512	$2,548	$506

Total liabilities at fair value	$—	$—	$—	$—

For the six months ended June 30, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2013	2012
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$443	$451
Total unrealized gain (loss) included in income	—	—
Total unrealized gain (loss) included in other comprehensive income	5	(3)

Balance, June 30	$448	$448

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	FAIR VALUE, CONTINUED

	Level 3
	2013	2012
(in thousands)	Fair Value	Fair Value
Servicing Assets
Balance, January 1	$63	$93
Capitalized	201	—
Amortization included in other income	—	(3)

Balance, June 30	$264	$90

Total Level 3 Assets June 30	$712	$538

Changes in Level 3 corporate bond assets measured at fair value on a recurring basis for the three month period ended June 30, 2013 was ($2,750) which was included in other comprehensive income. There was no change in corporate bond assets for the three month period ended June 30, 2012. Changes in servicing assets measured at fair value on a recurring basis for the three month period ended June 30, 2013 was $200,769.

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

(in thousands)
	Total	Level 1	Level 2	Level 3
June 30, 2013
Loans-commercial and industrial	$955	$—	$—	$955
Loans-nonfarm, non-residential	1,771	—	—	1,771
Foreclosed assets	79	—	—	79

Total assets at fair value	$2,805	$—	$—	$2,805

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
	Total	Level 1	Level 2	Level 3
December 31, 2012
Loans-commercial and industrial	$805	$—	$—	$805
Loans-nonfarm, non-residential	1,485	—	—	1,485
Foreclosed assets	491	—	—	491

Total assets at fair value	$2,781	$—	$—	$2,781

Total liabilities at fair value	$—	$—	$—	$—

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013
Financial Instruments – Assets
Loans	$180,450	$181,593	$—	$—	$181,593

Financial Instruments – Liabilities
Deposits	190,148	174,044	—	174,044	—
Long-Term Debt	7,750	8,155	—	8,155	—

December 31, 2012
Financial Instruments – Assets
Loans	$173,578	$173,813	$—	$—	$173,813

Financial Instruments – Liabilities
Deposits	187,823	180,777	—	180,777	—
Long-Term Debt	7,750	8,291	—	8,291	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three and six months ended June 30, 2013 and 2012. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended June 30, 2013, was $755,113 or $0.19 per diluted share outstanding, compared to a $321,976 or $0.09 per diluted share outstanding, for the same period in 2012. Earnings for the three months ended June 30, 2013, are approximately 117.9% higher than for the same period in 2012. The increase results from a reduction in the provision for loan losses and an increase in noninterest income. The provision for loan losses decreased from $671,770 in the second quarter of 2012 to a provision of $93,402 in 2013. This decrease is due to a reduction in net loan charge offs from $771,374 in the second quarter of 2012 to $4,064 in the second quarter of 2013. At June 30, 2013, the percentage of loans receiving pass credit risk grades was 98.3%, compared to 98.2% at December 31, 2012 and 97.9% at June 30, 2012. Credit quality was further enhanced by an increase in loans carrying government guarantees. At June 30, 2013, the guaranteed portion of loans equaled 25.1% of total loans compared to 24.4% December 31, 2012 and 22.5% at June 30, 2012. Noninterest income increased due to a gain on the sale of a government guaranteed loan. The gain of $229,130 increased noninterest income from $572,251 in the second quarter 2012 to $796,643 in 2013. Net interest income decreased from $2,294,168 in the second quarter of 2012 to $2,251,138 in 2013. Asset yields decreased from 5.27% to 4.83% from 2012 to 2013 partially due to the change in average earning asset mix from higher yielding loans to lower yielding deposits in other banks. Loan yields also decreased from 6.01% in the second quarter of 2012 to 5.71% in the second quarter of 2013. Loan yields fell due to the prolonged low rate environment and competition. A reduction in the cost of deposits from the second quarter of 2012 to 2013 was unable to offset the tightening asset yields. The cost of funds decreased from 0.89% in the second quarter of 2012 to 0.80% in the second quarter of 2013. Noninterest expenses increased slightly from $1,623,208 in the second quarter of 2012, to $1,678,757 in 2013. Salaries and employee benefits accounted for most of the change increasing from $861,138 in 2012 to $910,375 in 2013. This increase was primarily due to normal salary adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

On June 30, 2013, Surrey Bancorp’s assets totaled $234,574,115 compared to $229,912,432 on December 31, 2012. Net loans were $180,450,435 compared to $173,577,565 on December 31, 2012. This net increase was the result of a $6,901,145 increase in gross loans and a $28,275 net increase in the loan loss reserve. Commercial loans decreased 12.5% during the six month period ended June 30, 2013; however nonfarm nonresidential real estate loans increased over 28.1% resulting in an overall increase in gross loans to 3.9%.

Net income available for common stockholders for the six months ended June 30, 2013, was $1,361,662 or $0.35 per diluted share outstanding compared to $940,428 or $0.25 per diluted share outstanding for the same period in 2012. This represents a 44.8% increase in earnings for the first six months of 2013 compared to the same period in 2012. The increase results from a reduction in the provision for loan losses and an increase in noninterest income. The provision for loan losses decreased from $738,988 in the first six months of 2012 to $135,796 for the same period in 2013. This decrease is due to a reduction in net loan charge offs from $817,365 during the first six month period of 2012 to $107,521 in 2013. Noninterest income increased due to a gain on the sale of a government guaranteed loan. The gain of $229,130 increased noninterest income from $1,232,088 during the six months ended June 30, 2012 to $1,455,019 during the same period in 2013. Net interest income decreased from $4,614,768 in the first six months of 2012 to $4,510,923 in 2013. This decrease is due to a decrease in average loans as a percentage of total earning assets for the six month period ended June 30, 2013 versus the same period in 2012. Overall assets yields have also decreased as a result of lower yields on loans. Loan yields also decreased from 6.11% in the first six months of 2012 to 5.80% in 2013. Noninterest expenses increased 1.3% from $3,476,852 in the six months ended June 30, 2012, to $3,520,583 for the same period in 2013. Most of the increase is associated with salaries and employee benefits which increased from $1,788,521 in first six months of 2012 to $1,871,496 in 2013.

Total deposits on June 30, 2013, were $190,147,848 compared to $187,823,037 at the end of 2012. This increase is attributable to a sizable increase in noninterest-bearing demand deposits accounts, which increased from $36,979,419 at December 31, 2012 to $44,029,296 at June 30, 2013. The bank’s large commercial business accounts are primarily responsible for the increase in noninterest-bearing accounts. Overall, noninterest-bearing and interest-bearing demand deposits increased 7.0% from 2012 totals, while savings deposits, including money market accounts, increased 0.5%. Certificates of deposit decreased 2.9% from December 31, 2012 totals.

Common stockholders’ equity increased by $1,362,063, or 4.80%, during the six months ended June 30, 2013. The increase is comprised of net income of $1,452,619 and adjustments to Accumulated Other Comprehensive Income of $401. Decreases included the payment and accrual of preferred dividends of $90,957. The net increase resulted in a common stock book value of $8.39 per share, up from $8.01 on December 31, 2012.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended June 30, 2013.

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

Investments in available for sale securities of $4,008,175 consisted of U.S. Governmental Agency obligations with maturities ranging from 8 to 31 months, corporate bonds with maturities of 5.00 years to 5.25 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, equity securities and mutual funds.

Loans

Net loans outstanding on June 30, 2013, were $180,450,435 compared to $173,577,565 on December 31, 2012. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 61.9% of the Bank’s loans as of June 30, 2013, are fixed rate loans with 38.1% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2013, were $190,147,848, compared to $187,823,037 on December 31, 2012. The June total consists of a base of approximately 12,395 accounts compared to 12,352 accounts at December 31, 2012. Interest-bearing accounts represent 76.8% of June 30, 2013 period end deposits versus 80.3% at December 31, 2012.

Federal Funds Purchased

The Company had no federal funds purchased at June 30, 2013 or December 31, 2012. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

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

	Ratio	Minimum Required For Capital Adequacy Purposes

June 30, 2013:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.97%	8.0%
Surrey Bank & Trust	20.60%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.70%	4.0%
Surrey Bank & Trust	19.34%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.78%	4.0%
Surrey Bank & Trust	13.45%	4.0%

December 31, 2012:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.77%	8.0%
Surrey Bank & Trust	20.49%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.51%	4.0%
Surrey Bank & Trust	19.23%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.49%	4.0%
Surrey Bank & Trust	13.28%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	June 30, 2013	December 31, 2012

Nonaccrual loans	$3,544,596	$3,740,725
Loans past due 90 days and still accruing	645,010	683,720
Foreclosed assets	79,261	491,424

Total	$4,268,867	$4,915,869

Total assets	$234,574,115	$229,912,432

Ratio of nonperforming assets to total assets	1.82%	2.14%

At June 30, 2013, the Bank had loans totaling $3,544,596 in nonaccrual status. Approximately $2,504,169 of the nonaccrual loans were current at the end of June. All of the loans past due 90 days and still accruing are less than 120 days past due. All the loans are secured loans. The guaranteed portion of these loans is $479,065. The guaranteed portion of nonaccrual loans at June 30, 2013 is $1,398,097. Foreclosed assets at June 30, 2013 primarily include 1-4 family dwellings. Loans that were considered impaired but were still accruing interest at June 30, 2013, including troubled debt restructurings, totaled $2,673,150. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $471,966 at June 30, 2013, or 7.6% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	June 30, 2013	December 31, 2012

Construction and development	$86,589	$86,567
1-4 family residential	318,258	475,742
Multi-family	—	—
Nonfarm, nonresidential	3,345,220	3,185,880
Commercial and industrial	2,464,599	2,373,175
Consumer	3,080	3,918
Other loans	—	195,990

Total impaired and nonaccrual	$6,217,746	$6,321,272

Guaranteed portion	$2,527,643	$2,381,400

At June 30, 2013, consumer loans totaling $50,620 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at June 30, 2013 and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	June 30, 2013		December 31, 2012
Construction and development	$5,524,198	3.01%	$4,873,512	2.76%
1-4 family residential	38,621,785	21.03%	36,091,051	20.43%
Multi-family	1,603,611	0.87%	1,676,449	0.95%
Farmland	2,483,567	1.35%	2,284,155	1.29%
Nonfarm, nonresidential	62,740,245	34.18%	48,993,867	27.73%

Total real estate	110,973,406	60.44%	93,919,034	53.16%

Agricultural	147,811	0.08%	147,860	0.08%
Commercial and industrial	66,397,808	36.17%	75,914,072	42.97%
Consumer	6,086,325	3.31%	6,703,363	3.79%
Other	2,251	—%	3,000	—%

Total loans	$183,607,601	100.00%	$176,687,329	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower’s actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $59,601,519 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $46,057,149 at June 30, 2013. Loan guarantees by loan class are below:

	June 30,	Guaranteed Portion
	2013	Amount	Percentage
Construction and development	$5,524,198	$16,268	0.29%
1-4 family residential	38,621,785	743,156	1.92%
Multi-family	1,603,611	13,827	0.86%
Farmland	2,483,567	403,276	16.24%
Nonfarm, nonresidential	62,740,245	27,502,039	43.83%

Total real estate	110,973,406	28,678,566	25.84%

Agricultural	147,811	85,000	—%
Commercial and industrial	66,397,808	17,293,583	26.05%
Consumer	6,086,325	—	—%
Other	2,251	—	—%

Total loans	$183,607,601	$46,057,149	25.08%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $1,913,395 at June 30, 2013. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $8,400,985 at June 30, 2013.

The consolidated provision for loan losses was $135,796 for the first six months of 2013 compared to $738,988 for the same period in 2012. Significant charge off of nonperforming loans in 2012, in comparison to 2013, resulted in the provision decrease.

The reserve for loan losses on June 30, 2013, was $3,431,373 or 1.86% of period end loans. This percentage is derived from total loans. Approximately $59,260,000 of total loans outstanding at June 30, 2013, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.49% of outstanding loans. At December 31, 2012 the loan loss reserve percentage was 1.92% of total loans and 2.54% of loans net of government guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. That portion did decrease during the first six months of 2013 due to changes in the loan portfolio. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$32,810	$—	$73,572	$—
1-4 family residential	408,057	51,203	380,731	324,357
Nonfarm, non-residential	666,255	633,990	908,887	386,160
Commercial and industrial	759,375	827,659	310,063	429,226
Consumer	116,643	—	201,301	13,643
Other loans	—	—	—	—

	$1,983,140	$1,512,852	$1,874,554	$1,153,386

Non-accrual loans included above	$182,586	$867,841	$249,344	$469,666

Guaranteed portion	$255,612	$479,066	$467,962	$339,744

Ratio to total loans	1.08%	0.82%	1.06%	0.65%

Ratio to total loans, net of guarantees	1.25%	0.75%	1.05%	0.61%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased slightly from December 31, 2012 to June 30, 2013. The majority of the increase is in the over 90 day time frame.

Net of loan guarantees, total past dues have increased from $2,220,234 at December 31, 2012, to $2,791,314 at June 30, 2013, or 25.7%. Total past due loans at June 30, 2013 consist of forty-six loans with an average balance of $76,000, compared to seventy-six loans at December 31, 2012, with an average balance of $39,841. Loans over $250,000 delinquent at June 30, 2013 and December 31, 2012 amounted to $1,252,611 and $1,219,565, respectively. The June 2013 total consisted of three loans. One, amounting to $606,176 was only thirty days past due. The December 2012 total included four loans.

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

At June 30, 2013, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $39,802,744 compared to $42,552,800 at December 31, 2012. Gross loan growth in excess of deposit increases account for the decrease in liquidity. To provide supplemental liquidity, the Bank has six unsecured lines of credit with correspondent banks totaling $27,500,000. At June 30, 2013, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $9,901,000 of which $7,750,000 of advances had been taken down at June 30, 2013.

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

Surrey Bancorp

Date: August 9, 2013	/s/ Edward C. Ashby, III

Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	/s/ Mark H. Towe

Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)