Form 10-Q
period 2013-09-30
SURREY BANCORP
filed 2013-11-13
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

On November 8, 2013 there were 3,542,984 common shares issued and outstanding.

Consolidated Balance Sheets

September 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	September 2013	December 2012

Assets
Cash and due from banks	$5,007,649	$5,973,042
Interest-bearing deposits with banks	35,331,449	32,366,318
Federal funds sold	1,211,320	710,588
Investment securities available for sale	4,528,656	3,502,852
Restricted equity securities	676,739	738,324
Loans, net of allowance for loan losses of $3,299,860 at September 30, 2013 and $3,403,098 at December 31, 2012	178,519,116	173,577,565
Property and equipment, net	4,439,435	4,543,738
Foreclosed assets	88,441	491,424
Accrued income	1,011,371	979,098
Goodwill	120,000	120,000
Bank owned life insurance	5,420,346	5,298,354
Other assets	2,989,334	1,611,129

Total assets	$239,343,856	$229,912,432

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$43,451,729	$36,979,419
Interest-bearing	150,243,341	150,843,618

Total deposits	193,695,070	187,823,037

Long-term debt	7,750,000	7,750,000
Dividends payable	46,233	46,106
Accrued interest payable	204,172	135,801
Other liabilities	3,345,311	1,920,187

Total liabilities	205,040,786	197,675,131

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,542,984 shares issued and outstanding at September 30, 2013 and December 31, 2012	12,061,153	12,061,153
Retained earnings	18,418,499	16,367,187
Accumulated other comprehensive loss	(45,389)	(59,846)

Total stockholders’ equity	34,303,070	32,237,301

Total liabilities and stockholders’ equity	$239,343,856	$229,912,432

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Nine months ended September 30, 2013 and 2012 (Unaudited)

	2013	2012

Interest income
Loans and fees on loans	$7,795,380	$8,161,796
Federal funds sold	1,601	1,168
Investment securities, taxable	40,820	38,935
Investment securities, dividends	9,715	—
Deposits with banks	57,384	35,176

Total interest income	7,904,900	8,237,075

Interest expense
Deposits	890,412	1,049,473
Fed funds purchased	80	150
Short-term debt	38,543	—
Long-term debt	217,990	225,236

Total interest expense	1,147,025	1,274,859

Net interest income	6,757,875	6,962,216

Provision for loan losses	148,113	780,372

Net interest income after provision for loan losses	6,609,762	6,181,844

Noninterest income
Service charges on deposit accounts	652,230	691,098
Gain on sale of government guaranteed loans	229,130	—
Realized gains on the sale of securities	5,297	—
Fees on loans delivered to correspondents	66,816	103,022
Other service charges and fees	422,731	413,115
Other operating income	691,977	608,033

Total noninterest income	2,068,181	1,815,268

Noninterest expense
Salaries and employee benefits	2,782,830	2,674,154
Occupancy expense	320,925	331,151
Equipment expense	180,123	184,254
Data processing	312,171	281,290
Foreclosed assets, net	29,200	41,662
Postage, printing and supplies	145,304	148,667
Professional fees	283,744	279,641
FDIC insurance premiums	75,694	110,233
Other expense	1,068,569	1,080,267

Total noninterest expense	5,198,560	5,131,319

Net income before income taxes	3,479,383	2,865,793

Income tax expense	1,290,881	1,059,312

Net income	2,188,502	1,806,481

Preferred stock dividends	(137,190)	(137,316)

Net income available to common stockholders	$2,051,312	$1,669,165

Basic earnings per common share	$0.58	$0.47

Diluted earnings per common share	$0.52	$0.43

Basic weighted average common shares outstanding	3,542,984	3,540,220

Diluted weighted average common shares outstanding	4,176,919	4,174,155

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Three months ended September 30, 2013 and 2012 (Unaudited)

	2013	2012

Interest income
Loans and fees on loans	$2,574,613	$2,726,346
Federal funds sold	696	389
Investment securities, taxable	14,020	12,517
Investment securities, dividends	3,694	—
Deposits with banks	18,681	11,370

Total interest income	2,611,704	2,750,622

Interest expense
Deposits	291,280	329,792
Long-term debt	73,472	73,382

Total interest expense	364,752	403,174

Net interest income	2,246,952	2,347,448

Provision for loan losses	12,317	41,384

Net interest income after provision for loan losses	2,234,635	2,306,064

Noninterest income
Service charges on deposit accounts	215,170	229,368
Fees on loans delivered to correspondents	31,496	32,788
Other service charges and fees	150,787	136,411
Other operating income	215,709	184,613

Total noninterest income	613,162	583,180

Noninterest expense
Salaries and employee benefits	911,334	885,633
Occupancy expense	102,167	105,938
Equipment expense	59,488	66,642
Data processing	99,878	98,871
Foreclosed assets, net	4,895	9,368
Postage, printing and supplies	46,371	51,434
Professional fees	71,173	72,968
FDIC insurance premiums	28,826	25,728
Other expense	353,845	337,885

Total noninterest expense	1,677,977	1,654,467

Net income before income taxes	1,169,820	1,234,777

Income tax expense	433,937	459,934

Net income	735,883	774,843

Preferred stock dividends	(46,233)	(46,106)

Net income available to common stockholders	$689,650	$728,737

Basic earnings per common share	$0.19	$0.21

Diluted earnings per common share	$0.18	$0.19

Basic weighted average common shares outstanding	3,542,984	3,542,984

Diluted weighted average common shares outstanding	4,176,919	4,176,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Nine months ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$735,883	$774,843	$2,188,502	$1,806,481

Other comprehensive income:
Investment securities available-for-sale:
Unrealized holding gains	22,094	18,528	27,349	11,168
Tax effect	(8,038)	(6,756)	(9,396)	(3,918)
Reclassification of gains recognized in net income	—	—	(5,297)	—
Tax effect	—	—	1,801	—

	14,056	11,772	14,457	7,250

Comprehensive income	$749,939	$786,615	$2,199,463	$1,813,731

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Nine months ended September 30, 2013 and 2012 (Unaudited)

	2013	2012
Cash flows from operating activities
Net income	$2,188,502	$1,806,481
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	185,873	178,088
Gain on sale of property and equipment	(100)	(650)
Gain on the sale of government guaranteed loans	(229,130)	—
Gain on the sale of investments	(5,297)	—
Gain on the sale of foreclosed assets	(33,520)	(74,806)
Stock-based compensation, net of tax benefit	—	16,479
Provision for loan losses	148,113	780,372
Deferred income taxes	5,673	5,308
Accretion of discount on securities, net of amortization of premiums	31	407
Increase in cash surrender value of life insurance	(121,992)	(116,212)
Changes in assets and liabilities:
Accrued income	(32,273)	(81,841)
Other assets	(1,391,473)	(212,008)
Accrued interest payable	68,371	35,790
Other liabilities	1,654,254	1,097,920

Net cash provided by operating activities	2,437,032	3,435,328

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(2,965,131)	12,659,060
Net increase in federal funds sold	(500,732)	(557)
Purchases of investment securities	(2,053,314)	(3,000,481)
Sales and maturities of investment securities	1,054,828	2,005,471
Purchase of Bank Owned Life Insurance	—	(1,750,000)
Redemption of restricted equity securities	61,800	73,600
Purchase of restricted equity securities	(215)	(2,170)
Net increase in loans	(5,131,864)	(9,111,060)
Proceeds from the sale of foreclosed assets	478,703	573,352
Purchases of property and equipment	(81,570)	(155,477)
Proceeds from the sale of property and equipment	100	650

Net cash provided by (used in) investing activities	(9,137,395)	1,292,388

Cash flows from financing activities
Net increase (decrease) in deposits	5,872,033	(472,463)
Repayments of long-term debt	—	(350,000)
Dividends paid	(137,063)	(667,951)
Common stock options exercised	—	30,111

Net cash provided by (used in) financing activities	5,734,970	(1,460,303)

Net increase (decrease) in cash and cash equivalents	(965,393)	3,267,413
Cash and due from banks, beginning	5,973,042	2,269,116

Cash and due from banks, ending	$5,007,649	$5,536,529

Supplemental disclosures of cash flow information
Interest paid	$1,078,654	$1,239,069

Taxes paid	$1,354,255	$500,000

Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$42,200	$538,405

Proceeds from the sale of guaranteed loan previously recorded as short term debt	$3,743,820	$—

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2013 and 2012 (Unaudited)

					Accumulated
	Preferred				Other
	Stock	Common Stock		Retained	Comprehensive
	Amount	Shares	Amount	Earnings	Loss	Total

Balance, January 1, 2012	$3,868,807	3,536,724	$12,009,588	$14,405,467	$(57,300)	$30,226,562

Net income	—	—	—	1,806,481	—	1,806,481
Other comprehensive income	—	—	—	—	7,250	7,250

Common stock options exercised	—	6,260	30,111	—	—	30,111
Stock-based compensation, net of tax benefit	—	—	16,479	—	—	16,479
Dividends declared and accrued on convertible
Series A preferred stock ($.47 per share)	—	—	—	(89,308)	—	(89,308)
Dividends declared and accrued on convertible
Series D preferred stock ($.26 per share)	—	—	—	(48,008)	—	(48,008)

Balance, September 30, 2012	$3,868,807	3,542,984	$12,056,178	$16,074,632	$(50,050)	$31,949,567

Balance, January 1, 2013	$3,868,807	3,542,984	$12,061,153	$16,367,187	$(59,846)	$32,237,301

Net income	—	—	—	2,188,502	—	2,188,502
Other comprehensive income	—	—	—	—	14,457	14,457

Dividends declared and accrued on convertible Series A preferred stock ($.47 per share)	—	—	—	(89,225)	—	(89,225)
Dividends declared and accrued on convertible Series D preferred stock ($.26 per share)	—	—	—	(47,965)	—	(47,965)

Balance, September 30, 2013	$3,868,807	3,542,984	$12,061,153	$18,418,499	$(45,389)	$34,303,070

See Notes to Consolidated Financial Statements

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of September 30, 2013, the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and its changes in stockholders’ equity and cash flows for the nine months ended September 30, 2013 and 2012. These adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2012, included in the Company’s Form 10-K. The balance sheet at December 31, 2012, has been taken from the audited financial statements at that date.

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

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2012 contain a summary of the significant accounting policies. The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. See our Annual Report on Form 10-K for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2013 and December 31, 2012, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2013 and December 31, 2012.

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

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. The amortized costs of securities available for sale and their approximate fair values at September 30, 2013 and December 31, 2012 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2013
Government-sponsored enterprises	$3,500,000	$2,900	$3,895	$3,499,005
Mortgage-backed securities	34,067	1,077	—	35,144
Corporate bonds	550,000	—	99,000	451,000
Equities and mutual funds	520,180	28,869	5,542	543,507

	$4,604,247	$32,846	$108,437	$4,528,656

December 31, 2012
Government-sponsored enterprises	$2,500,000	$4,875	$—	$2,504,875
Mortgage-backed securities	41,659	1,316	—	42,975
Corporate bonds	550,000	—	107,250	442,750
Equities and mutual funds	508,836	3,416	—	512,252

	$3,600,495	$9,607	$107,250	$3,502,852

At September 30, 2013 and December 31, 2012, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law. The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities. Actual maturities of these bonds may vary as the underlying mortgages are prepaid. The scheduled maturities of securities (all available for sale) at September 30, 2013, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$520,180	$543,507
Due after one year through five years	4,057,373	3,957,431
Due after five years through ten years	15,739	16,354
Due after ten years	10,955	11,364

	$4,604,247	$4,528,656

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks and market volatility as it relates to equity and mutual fund investments at September 30, 2013 and December 31, 2012.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2013
Government-sponsored enterprises	$1,496,105	$3,895	$—	$—	$1,496,105	$3,895
Corporate bonds	—	—	451,000	99,000	451,000	99,000
Equities and mutual funds	256,350	5,542	—	—	256,350	5,542

	$1,752,455	$9,437	$451,000	$99,000	$2,203,455	$108,437

December 31, 2012
Corporate bonds	$—	$—	$442,750	$107,250	$442,750	$107,250

	$—	$—	$442,750	$107,250	$442,750	$107,250

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are two securities in the portfolio at September 30, 2013, with unrealized losses for a period greater than 12 months. These securities also had unrealized losses for a period greater than 12 months at December 31, 2012. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The Company had realized gains of $5,297 from the sales of equity and mutual fund investment securities for the nine month periods ended September 30, 2013. Total proceeds from the sales amounted to $47,268. There were no such gains in 2012.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share for the nine and three months ended September 30, 2013 and 2012 were calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

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

NOTE 4. COMMITMENTS AND LETTERS OF CREDIT

At September 30, 2013, the Company had commitments to extend credit, including unused lines of credit of approximately $33,263,000 and letters of credit outstanding of $1,649,500.

NOTE 5. LOANS

The major components of loans in the balance sheets at September 30, 2013 and December 31, 2012 are below.

	2013	2012

Commercial	$67,225,422	$75,914,072
Real estate:
Construction and land development	4,941,654	4,873,512
Residential, 1-4 families	38,040,049	36,091,051
Residential, 5 or more families	1,561,060	1,676,449
Farmland	2,227,847	2,284,155
Nonfarm, nonresidential, net of discounts of $136,784 in 2013 and $22,001 in 2012	61,366,016	48,993,867
Agricultural	109,993	147,860
Consumer, net of discounts of $10,797 in 2013 and $17,764 in 2012	6,071,806	6,703,363
Other	1,789	3,000

	181,545,636	176,687,329

Deferred loan origination costs, net of (fees)	273,340	293,334

	181,818,976	176,980,663
Allowance for loan losses	(3,299,860)	(3,403,098)

	$178,519,116	$173,577,565

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $18,141,000 and $17,765,000 at September 30, 2013 and December 31, 2012, respectively.

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the nine months ended September 30, 2013 and 2012 was as follows:

	Construction			Commercial
	&	1-4 Family	Nonfarm,	&
	Development	Residential	Nonresidential	Industrial	Consumer	Other	Total

September 30, 2013

Allowance for credit losses:
Beginning balance	$86,300	$668,700	$801,999	$1,604,510	$198,789	$42,800	$3,403,098
Charge-offs	—	(26,967)	(166,517)	(51,028)	(67,988)	—	(312,500)
Recoveries	533	402	1,357	34,719	24,138	—	61,149
Provision	(4,833)	38,717	185,598	(86,871)	15,702	(200)	148,113

Ending balance	$82,000	$680,852	$822,437	$1,501,330	$170,641	$42,600	$3,299,860

Ending balance: individually evaluated for impairment	$—	$11,652	$201,637	$167,530	$—	$—	$380,819

Ending balance: collectively evaluated for impairment	$82,000	$669,200	$620,800	$1,333,800	$170,641	$42,600	$2,919,041

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$4,941,654	$38,040,049	$61,366,016	$67,225,422	$6,071,806	$3,900,689	$181,545,636

Ending balance: individually evaluated for impairment	$85,562	$330,199	$3,128,863	$2,285,488	$—	$—	$5,830,112

Ending balance: collectively evaluated for impairment	$4,856,092	$37,709,850	$58,237,153	$64,939,934	$6,071,806	$3,900,689	$175,715,524

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

September 30, 2012

Allowance for credit losses:
Beginning balance	$103,200	$836,860	$865,854	$1,808,260	$210,807	$55,600	$3,880,581
Charge-offs	(7,286)	(271,224)	(21,831)	(710,645)	(151,102)	—	(1,162,088)
Recoveries	250	752	83,968	132,949	16,393	—	234,312
Provision	8,105	142,712	(5,404)	513,462	133,797	(12,300)	780,372

Ending balance	$104,269	$709,100	$922,587	$1,744,026	$209,895	$43,300	$3,733,177

Ending balance: individually evaluated for impairment	$3,869	$—	$339,087	$185,726	$—	$—	$528,682

Ending balance: collectively evaluated for impairment	$100,400	$709,100	$583,500	$1,558,300	$209,895	$43,300	$3,204,495

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending balance	$5,585,372	$36,853,785	$48,853,854	$84,317,344	$7,090,254	$4,183,808	$186,884,417

Ending balance: individually evaluated for impairment	$88,429	$290,489	$3,235,812	$2,457,177	$—	$207,179	$6,279,086

Ending balance: collectively evaluated for impairment	$5,496,943	$36,563,296	$45,618,042	$81,860,167	$7,090,254	$3,976,629	$180,605,331

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of September 30, 2013 and December 31, 2012 and the recognized interest income per the related period:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

September 30, 2013
With no related allowance recorded:
Construction and development	$85,562	$85,562	$—	$87,038	$4,033
1-4 family residential	254,777	254,777	—	272,985	2,003
Nonfarm, nonresidential	1,660,595	1,742,231	—	1,830,858	41,522
Commercial and industrial	1,306,985	1,481,473	—	1,340,485	50,391
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	3,307,919	3,564,043	—	3,531,366	97,949

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	75,422	75,422	11,652	79,601	1,275
Nonfarm, nonresidential	1,468,268	1,490,099	201,637	1,536,258	11,006
Commercial and industrial	978,503	978,503	167,530	1,011,624	11,601
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	2,522,193	2,544,024	380,819	2,627,483	23,882

Combined:
Construction and development	$85,562	$85,562	$—	$87,038	$4,033
1-4 family residential	330,199	330,199	11,652	352,586	3,278
Nonfarm, nonresidential	3,128,863	3,232,330	201,637	3,367,116	52,528
Commercial and industrial	2,285,488	2,459,976	167,530	2,352,109	61,992
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	$5,830,112	$6,108,067	$380,819	$6,158,849	$121,831

December 31, 2012
With no related allowance recorded:
Construction and development	$86,567	$86,567	$—	$87,668	$4,898
1-4 family residential	284,884	284,884	—	287,802	19,798
Nonfarm, nonresidential	1,381,111	1,381,111	—	1,396,123	81,741
Commercial and industrial	1,372,796	1,547,284	—	1,312,662	67,194
Consumer	—	—	—	—	—
Other loans	195,989	195,989	—	199,895	18,025

	3,321,347	3,495,835	—	3,284,150	191,656

With an allowance recorded:
Construction and development	$—	$—	$—	$—	$—
1-4 family residential	—	—	—	—	—
Nonfarm, nonresidential	1,804,769	1,826,600	319,699	1,813,156	70,705
Commercial and industrial	1,000,379	1,000,379	195,410	1,006,640	39,320
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

	2,805,148	2,826,979	515,109	2,819,796	110,025

Combined:
Construction and development	$86,567	$86,567	$—	$87,668	$4,898
1-4 family residential	284,884	284,884	—	287,802	19,798
Nonfarm, nonresidential	3,185,880	3,207,711	319,699	3,209,279	152,446
Commercial and industrial	2,373,175	2,547,663	195,410	2,319,302	106,514
Consumer	—	—	—	—	—
Other loans	195,989	195,989	—	199,895	18,025

	$6,126,495	$6,322,814	$515,109	$6,103,946	$301,681

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

							Recorded
							Investment
						Total	> 90 Days
	30-59 Days	60-89 Days	90 Days Plus	Total		Financing	and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
September 30, 2013

Construction and development	$32,174	$—	$—	$32,174	$4,909,480	$4,941,654	$—
1-4 family residential	424,565	300,806	—	725,371	37,314,678	38,040,049	—
Nonfarm, nonresidential	383,177	184,056	437,363	1,004,596	60,361,420	61,366,016	—
Commercial and industrial	621,797	66,285	656,607	1,344,689	65,880,733	67,225,422	—
Consumer	102,363	54,138	3,115	159,616	5,912,190	6,071,806	3,115
Other loans	—	—	—	—	3,900,689	3,900,689	—

Total	$1,564,076	$605,285	$1,097,085	$3,266,446	$178,279,190	$181,545,636	$3,115

Percentage of total loans	0.86%	0.33%	0.61%	1.80%	98.20%	100.00%

Non-accruals included above
Construction and development	$—	$—	$—	$—	$71,010	$71,010
1-4 family residential	54,778	—	—	54,778	251,538	306,316
Nonfarm, nonresidential	376,347	70,390	437,363	884,100	1,289,593	2,173,693
Commercial and industrial	530,408	—	656,607	1,187,015	132,977	1,319,992
Consumer	1,986	—	—	1,986	2,938	4,924
Other loans	—	—	—	—	—	—

	$963,519	$70,390	$1,093,970	$2,127,879	$1,748,056	$3,875,935

December 31, 2012

Construction and development	$73,572	$—	$—	$73,572	$4,799,940	$4,873,512	$—
1-4 family residential	380,731	—	324,357	705,088	35,385,963	36,091,051	292,583
Nonfarm, nonresidential	711,408	197,479	386,160	1,295,047	47,698,820	48,993,867	—
Commercial and industrial	256,672	53,391	429,226	739,289	75,174,783	75,914,072	377,494
Consumer	172,379	28,922	13,643	214,944	6,488,419	6,703,363	13,643
Other loans	—	—	—	—	4,111,464	4,111,464	—

Total	$1,594,762	$279,792	$1,153,386	$3,027,940	$173,659,389	$176,687,329	$683,720

Percentage of total loans	0.90%	0.16%	0.65%	1.71%	98.29%	100.00%

Non-accruals included above
Construction and development	$73,572	$—	$—	$73,572	$12,995	$86,567
1-4 family residential	84,838	—	31,775	116,613	359,129	475,742
Nonfarm, nonresidential	—	89,322	386,160	475,482	1,690,633	2,166,115
Commercial and industrial	—	—	51,731	51,731	760,662	812,393
Consumer	1,612	—	—	1,612	2,306	3,918
Other loans	—	—	—	—	195,990	195,990

	$160,022	$89,322	$469,666	$719,010	$3,021,715	$3,740,725

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

Loans by credit quality indicator are provided in the following table.

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

September 30, 2013

Construction and development	$4,941,654	$4,870,644	$71,010	$—	$—
1-4 family residential	38,040,049	37,732,683	307,366	—	—
Nonfarm, nonresidential	61,366,016	59,047,105	2,141,634	177,277	—
Commercial and industrial	67,225,422	65,970,308	1,255,114	—	—
Consumer	6,071,806	6,071,547	259	—	—
Other loans	3,900,689	3,900,689	—	—	—

	$181,545,636	$177,592,976	$3,775,383	$177,277	$—

	100.0%	97.8%	2.1%	0.1%	—%

Guaranteed portion of loans

Construction and development	$16,268	16,268	$—	$—	$—
1-4 family residential	707,922	662,783	45,139	—	—
Nonfarm, nonresidential	27,167,833	26,250,602	854,665	62,566	—
Commercial and industrial	16,885,330	16,018,413	866,917	—	—
Consumer	—	—	—	—	—
Other loans	498,984	498,984	—	—	—

	$45,276,337	$43,447,050	$1,766,721	$62,566	$—

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful

December 31, 2012

Construction and development	$4,873,512	$4,786,945	$86,567	$—	$—
1-4 family residential	36,091,051	35,755,061	335,990	—	—
Nonfarm, nonresidential	48,993,867	47,500,758	1,230,275	262,834	—
Commercial and industrial	75,914,072	74,878,901	1,035,171	—	—
Consumer	6,703,363	6,696,475	6,888	—	—
Other loans	4,111,464	3,915,474	195,990	—	—

	$176,687,329	$173,533,614	$2,890,881	$262,834	$—

	100.0%	98.2%	1.6%	0.2%	—%

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

NOTE 7. TROUBLED DEBT RESTRUCTURINGS

For the quarters and nine months ended September 30, 2013 and 2012, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended September 30, 2013			For the nine months ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	—	$—	$—	—	$—	$—
1-4 Family residential	—	—	—	1	54,376	54,376
Nonfarm, nonresidential	—	—	—	1	145,219	145,219
Commercial and industrial	—	—	—	—	—	—

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	—	$—	$—	1	$237,883	$237,883
1-4 Family residential	—	—	—	1	113,743	116,438
Nonfarm, nonresidential	—	—	—	1	96,028	96,028
Commercial and industrial	—	—	—	2	343,060	343,060

During the nine months ended September 30, 2013, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
September 30, 2013	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,499	$—	$3,499	$—
Mortgage-backed securities	35	—	35	—
Corporate bonds	451	—	—	451
Equities and mutual funds	543	543	—	—

Total assets at fair value	$4,528	$543	$3,534	$451

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$2,505	$—	$2,505	$—
Mortgage-backed securities	43	—	43	—
Corporate bonds	443	—	—	443
Equities and mutual funds	512	512	—	—

Total assets at fair value	$3,503	$512	$2,548	$443

Total liabilities at fair value	$—	$—	$—	$—

For the nine months ended September 30, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2013	2012
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$443	$451
Total unrealized gain (loss) included in income	—	—
Total unrealized gain (loss) included in other comprehensive income	8	—

Balance, September 30	$451	$451

SURREY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE, CONTINUED

Changes in Level 3 corporate bond assets measured at fair value on a recurring basis for the three month period ended September 30, 2013 was $2,750 which was included in other comprehensive income. The change in corporate bond assets for the three month period ended September 30, 2012 was $5,500.

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

(in thousands)
September 30, 2013	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$810	$—	$—	$810
Loans-nonfarm, non-residential	1,267	—	—	1,267
Loans-1-4 family residential	64	—	—	64
Foreclosed assets	88	—	—	88
Servicing assets	263	—	—	263

Total assets at fair value	$2,492	$—	$—	$2,492

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$805	$—	$—	$805
Loans-nonfarm, non-residential	1,485	—	—	1,485
Foreclosed assets	491	—	—	491
Servicing assets	63	—	—	63

Total assets at fair value	$2,884	$—	$—	$2,884

Total liabilities at fair value	$—	$—	$—	$—

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2013
Financial Instruments – Assets
Loans	$178,519	$178,779	$—	$—	$178,779

Financial Instruments – Liabilities
Deposits	193,695	176,159	—	176,159	—
Long-Term Debt	7,750	8,141	—	8,141	—

December 31, 2012
Financial Instruments – Assets
Loans	$173,578	$173,813	$—	$—	$173,813

Financial Instruments – Liabilities
Deposits	187,823	180,777	—	180,777	—
Long-Term Debt	7,750	8,291	—	8,291

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp’s financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended September 30, 2013, was $689,650 or $0.18 per diluted share outstanding, compared to a $728,737 or $0.19 per diluted share outstanding, for the same period in 2012. Earnings for the three months ended September 30, 2013, are approximately 5.4% lower than for the same period in 2012. The decrease results from a reduction in net interest income. Net interest income decreased from $2,347,448 in the third quarter of 2012 to $2,246,952 in 2013. Asset yields decreased from 5.32% to 4.73% from 2012 to 2013 partially due to the change in average earning asset mix from higher yielding loans to lower yielding deposits in other banks. Loan yields also decreased from 6.00% in the third quarter of 2012 to 5.61% in the third quarter of 2013. Loan yields fell due to the prolonged low rate environment and competition. A reduction in the cost of deposits from the third quarter of 2012 to 2013 was unable to offset the tightening asset yields. The cost of funds decreased from 0.85% in the third quarter of 2012 to 0.73% in the third quarter of 2013. The provision for loan losses decreased from $41,384 in the third quarter of 2012 to a provision of $12,317 in 2013. This decrease is due to a reduction in gross loans in the third quarter of 2013, while gross loans increased in the third quarter of 2012. This reduction offset an increase in charge offs over the third quarter of 2012. Net charge offs were $143,830 during the three months ended September 2013, compared to $110,410 in the third quarter of 2012. At September 30, 2013, the percentage of loans receiving pass credit risk grades was 97.8%, compared to 98.2% at December 31, 2012 and at September 30, 2012. Although credit quality decreased over the period credit quality was enhanced by an increase in loans carrying government guarantees. At September 30, 2013, the guaranteed portion of loans equaled 24.9% of total loans compared to 24.4% December 31, 2012 and 22.1% at September 30, 2012. Noninterest income increased from $583,180 in the third quarter of 2012 to $613,162 in 2013. The increase results from revenue growth in the bank’s insurance subsidiary. Noninterest expenses increased slightly from $1,654,467 in the third quarter of 2012, to $1,677,977 in 2013. Salaries and employee benefits accounted for most of the change increasing from $885,633 in 2012 to $911,334 in 2013. This increase was primarily due to normal salary adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

On September 30, 2013, Surrey Bancorp’s assets totaled $239,343,856 compared to $229,912,432 on December 31, 2012. Net loans were $178,519,116 compared to $173,577,565 on December 31, 2012. This net increase was the result of a $4,838,313 increase in gross loans and a $103,238 net decrease in the loan loss reserve. Commercial loans decreased 11.4% during the nine month period ended September 30, 2013; however, nonfarm nonresidential real estate loans increased over 25.3% resulting in an overall increase in gross loans to 2.7%.

Net income available for common stockholders for the nine months ended September 30, 2013, was $2,051,312 or $0.52 per diluted share outstanding compared to $1,669,165 or $0.43 per diluted share outstanding for the same period in 2012. This represents a 22.9% increase in earnings for the first nine months of 2013 compared to the same period in 2012. The increase results from a reduction in the provision for loan losses and an increase in noninterest income. The provision for loan losses decreased from $780,372 in the first nine months of 2012 to $148,113 for the same period in 2013. This decrease is due to a reduction in net loan charge offs from $927,776 during the first nine month period of 2012 to $251,351 in 2013. Noninterest income increased due to a gain on the sale of a government guaranteed loan. The gain of $229,130 increased noninterest income from $1,815,268 during the nine months ended September 30, 2012 to $2,068,181 during the same period in 2013. Net interest income decreased from $6,962,216 in the first nine months of 2012 to $6,757,875 in 2013. This decrease is due to a decrease in average loans as a percentage of total earning assets for the nine month period ended September 30, 2013 versus the same period in 2012. Overall assets yields have also decreased as a result of lower yields on loans. Loan yields also decreased from 6.06% in the first nine months of 2012 to 5.73% in 2013. Noninterest expenses increased 1.3% from $5,131,319 in the nine months ended September 30, 2012, to $5,198,560 for the same period in 2013. The increase is associated with salaries and employee benefits which increased from $2,674,154 in first nine months of 2012 to $2,782,830 in 2013.

Total deposits on September 30, 2013, were $193,695,070 compared to $187,823,037 at the end of 2012. This increase is attributable to a sizable increase in noninterest-bearing demand deposits accounts, which increased from $36,979,419 at December 31, 2012 to $43,451,729 at September 30, 2013. The bank’s large commercial business accounts are primarily responsible for the increase in noninterest-bearing accounts. Overall, noninterest-bearing and interest- bearing demand deposits increased 7.2% from 2012 totals, while savings deposits, including money market accounts, increased 9.5%. Certificates of deposit decreased 2.7% from December 31, 2012 totals.

Common stockholders’ equity increased by $2,065,769, or 6.41%, during the nine months ended September 30, 2013. The increase is comprised of net income of $2,188,502 and adjustments to Accumulated Other Comprehensive Income of $14,457. Decreases included the payment and accrual of preferred dividends of $137,190. The net increase resulted in a common stock book value of $8.59 per share, up from $8.01 on December 31, 2012.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended September 30, 2013.

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

Investments in available for sale securities of $4,528,656 consisted of U.S. Governmental Agency obligations with maturities ranging from 17 to 41 months, corporate bonds with maturities of 4.75 years to 5.00 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, equity securities and mutual funds.

Loans

Net loans outstanding on September 30, 2013, were $178,519,116 compared to $173,577,565 on December 31, 2012. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 61.7% of the Bank’s loans as of September 30, 2013, are fixed rate loans with 38.3% floating with the Bank’s prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2013, were $193,695,070, compared to $187,823,037 on December 31, 2012. The September total consists of a base of approximately 12,681 accounts compared to 12,352 accounts at December 31, 2012. Interest-bearing accounts represent 77.8% of September 30, 2013 period end deposits versus 80.3% at December 31, 2012.

Federal Funds Purchased

The Company had no federal funds purchased at September 30, 2013 or December 31, 2012. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

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

	Ratio	Minimum Required For Capital Adequacy Purposes

September 30, 2013:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.51%	8.0%
Surrey Bank & Trust	21.18%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.25%	4.0%
Surrey Bank & Trust	19.92%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	14.03%	4.0%
Surrey Bank & Trust	13.79%	4.0%

December 31, 2012:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.77%	8.0%
Surrey Bank & Trust	20.49%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.51%	4.0%
Surrey Bank & Trust	19.23%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.49%	4.0%
Surrey Bank & Trust	13.28%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	September 30, 2013	December 31, 2012

Nonaccrual loans	$3,875,935	$3,740,725
Loans past due 90 days and still accruing	3,115	683,720
Foreclosed assets	88,441	491,424

Total	$3,967,491	$4,915,869

Total assets	$239,343,856	$229,912,432

Ratio of nonperforming assets to total assets	1.66%	2.14%

At September 30, 2013, the Bank had loans totaling $3,875,935 in nonaccrual status. Approximately $1,748,056 of the nonaccrual loans were current at the end of September. All of the loans past due 90 days and still accruing are less than 120 days past due. All the loans are secured loans. The guaranteed portion of nonaccrual loans at September 30, 2013 is $1,729,623. Foreclosed assets at September 30, 2013 primarily include 1-4 family dwellings. Loans that were considered impaired but were still accruing interest at September 30, 2013, including troubled debt restructurings, totaled $1,987,462. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $380,819 at September 30, 2013, or 6.5% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	September 30, 2013	December 31, 2012

Construction and development	$85,562	$86,567
1-4 family residential	359,420	475,742
Multi-family	—	—
Nonfarm, nonresidential	3,128,863	3,185,880
Commercial and industrial	2,285,488	2,373,175
Consumer	3,724	3,918
Other loans	—	195,990

Total impaired and nonaccrual	$5,863,057	$6,321,272

Guaranteed portion	$2,430,081	$2,381,400

At September 30, 2013, consumer loans totaling $32,945 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at September 30, 2013 and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	September 30, 2013		December 31, 2012
Construction and development	$4,941,654	2.72%	$4,873,512	2.76%
1-4 family residential	38,040,049	20.95%	36,091,051	20.43%
Multi-family	1,561,060	0.86%	1,676,449	0.95%
Farmland	2,227,847	1.23%	2,284,155	1.29%
Nonfarm, nonresidential	61,366,016	33.81%	48,993,867	27.73%

Total real estate	108,136,626	59.57%	93,919,034	53.16%

Agricultural	109,993	0.06%	147,860	0.08%
Commercial and industrial	67,225,422	37.03%	75,914,072	42.97%
Consumer	6,071,806	3.34%	6,703,363	3.79%
Other	1,789	—%	3,000	—%

Total loans	$181,545,636	100.00%	$176,687,329	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower’s actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $58,542,130 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $45,276,337 at September 30, 2013. Loan guarantees by loan class are below:

	September 30,	Guaranteed Portion
	2013	Amount	Percentage
Construction and development	$4,941,654	$16,268	0.33%
1-4 family residential	38,040,049	707,922	1.86%
Multi-family	1,561,060	13,051	0.84%
Farmland	2,227,847	400,933	18.00%
Nonfarm, nonresidential	61,366,016	27,167,833	44.27%

Total real estate	108,136,626	28,306,007	26.18%

Agricultural	109,993	85,000	77.28%
Commercial and industrial	67,225,422	16,885,330	25.12%
Consumer	6,071,806	—	—%
Other	1,789	—	—%

Total loans	$181,545,636	$45,276,337	24.94%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $1,908,181 at September 30, 2013. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $8,088,143 at September 30, 2013.

The consolidated provision for loan losses was $148,113 for the first nine months of 2013 compared to $780,372 for the same period in 2012. Significant charge off of nonperforming loans in 2012, in comparison to 2013, resulted in the provision decrease.

The reserve for loan losses on September 30, 2013, was $3,299,860 or 1.81% of period end loans. This percentage is derived from total loans. Approximately $58,542,000 of total loans outstanding at September 30, 2013, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.41% of outstanding loans. At December 31, 2012 the loan loss reserve percentage was 1.92% of total loans and 2.54% of loans net of government guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The level of reserve is established based upon management’s evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. That portion did decrease during the first nine months of 2013 due to changes in the loan portfolio. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank’s asset quality affected by these environmental factors. The following table is a summary of loans past due at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$32,174	$—	$73,572	$—
1-4 family residential	725,371	—	380,731	324,357
Nonfarm, non-residential	567,233	437,363	908,887	386,160
Commercial and industrial	688,082	656,607	310,063	429,226
Consumer	156,501	3,115	201,301	13,643
Other loans	—	—	—	—

	$2,169,361	$1,512,852	$1,874,554	$1,153,386

Non-accrual loans included above	$1,033,909	$1,097,085	$249,344	$469,666

Guaranteed portion	$422,961	$784,890	$467,962	$339,744

Ratio to total loans	1.19%	0.60%	1.06%	0.65%

Ratio to total loans, net of guarantees	1.28%	0.23%	1.05%	0.61%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased slightly from December 31, 2012 to September 30, 2013. The majority of the increase is in the over 90 day time frame.

Net of loan guarantees, total past dues have decreased from $2,220,234 at December 31, 2012, to $2,058,595 at September 30, 2013, or 7.2%. Total past due loans at September 30, 2013 consist of seventy-eight loans with an average balance of $41,877, compared to seventy-six loans at December 31, 2012, with an average balance of $39,841. Loans over $250,000 delinquent at September 30, 2013 and December 31, 2012 amounted to $977,097 and $1,219,565, respectively. The September 2013 total consisted of three loans. The December 2012 total included four loans.

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

At September 30, 2013, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $46,079,074 compared to $42,552,800 at December 31, 2012. Deposit growth in excess of gross loan increases account for the increase in liquidity. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $35,500,000. At September 30, 2013, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $10,467,000 of which $7,750,000 of advances had been taken down at September 30, 2013.

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

Surrey Bancorp

Date: November 13, 2013	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)