Form 10-K
period 2013-12-31
SURREY BANCORP
filed 2014-03-28
CIK 1229146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20429

Form 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was $20.2 million.

3,542,984 shares of the Registrant’s common stock were issued and outstanding as of March 7, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2013, is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15. The registrant’s Proxy Statement dated April 2, 2014, is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $5,300,000. Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: residential real estate, real estate leasing and development, fabricated metal products manufacturing, accommodations, utilities, heavy construction, repairs and maintenance industries, nursing and residential care facilities, motion picture and sound recording industries, trucking, amusement facilities and various manufacturing industries. Total loans and loan commitments to these industry groups at December 31, 2013 and 2012 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2013	2012
Real Estate	$20,635,000	$21,511,000
Fabricated Metal Products Manufacturing	10,622,000	11,259,000

Accommodations	10,401,000	8,061,000
Utilities	7,786,000	4,194,000
Heavy and Civil Engineering Construction	7,007,000	2,952,000
Repair and Maintenance Industries	6,839,000	6,745,000
Nursing and Residential Care Facilities	6,567,000	5,976,000
Motion Picture and Sound Recording Industries	6,358,000	11,116,000
Truck Transportation	6,352,000	6,278,000
Amusement, Gambling, and Recreation Industries	5,732,000	4,774,000
Construction of Buildings	4,570,000	3,731,000
Miscellaneous Manufacturing	4,556,000	—
Wood Product Manufacturing	4,235,000	3,313,000
Motor Vehicle and Parts Dealers	4,190,000	4,767,000
Specialty Trade Contractors	3,159,000	2,546,000
Personal and Laundry Services	2,518,000	2,283,000
Nonmetallic Mineral Product Manufacturing	2,461,000	2,585,000
Offices of Physicians	2,254,000	2,570,000
Merchant Wholesalers, Nondurable Goods	2,231,000	1,776,000
Animal Production	1,942,000	2,087,000
Food Service and Drinking Places	1,918,000	2,267,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2013.

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

Branch Banking.   All banks located in North Carolina are authorized to branch statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), national and state banks may branch within the state where the head office is located, to the extent permitted by that state. National and state banks may also branch de novo into another state to the same extent a bank headquartered in that state could branch within that state, subject to certain deposit concentration limits. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements.   Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2013, no reserves were required to be maintained on the first $12.4 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $12.4 million and $79.5 million, and additional reserves were required to be maintained on aggregate balances in excess of $79.5 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2014, no reserves will be required to be maintained on the first $13.3 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $13.3 million and $89.0 million, and additional reserves are required on aggregate balances in excess of $89.0 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank bearing nominal interest, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income. As of December 31, 2013, the Bank met its reserve requirements.

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

Deposit Insurance Assessments.   The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 permanently raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. To obtain this deposit protection, banks must pay assessments to the FDIC. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the Deposit Insurance Fund will incur a loss with respect to that bank. Banks assigned to higher risk classifications (that is, banks that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. The FDIC determines the deposit insurance assessment rates on the basis of a bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized” (that would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the DIF of the FDIC. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the DIF. In addition, the FDIC can impose special assessments in certain instances. Until 2010, a bank’s assessment base was roughly equal to its total domestic deposits. As required by the Dodd-Frank Act, however, the FDIC amended its regulations effective April 2011 to define a bank’s assessment base as its average consolidated total assets minus its average tangible equity. This amendment also revised the insurance assessment rate schedule for banks. The new schedule charges a rate of from 0.025% to 0.09% at the lowest assessment category up to a maximum assessment of 0.45% on a bank’s average deposit base. In an effort to encourage banks to limit the FDIC’s exposure, the new insurance assessment rate formula also:

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

Capital Adequacy.   The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Bank is also subject to capital requirements and limits on activities established by the FDIC. The Federal Reserve’s and the FDIC’s capital adequacy regulations are based upon a risk based capital determination, whereby an institution’s adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

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

Every bank holding company and bank has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2013, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 13.58%, 20.64% and 21.90%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2013, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

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

•

Increased Capital Standards and Enhanced Supervision. In July 2013, the Board of Governors of the Federal Reserve System announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rule requires banking organizations to hold more and higher quality capital to act as a financial cushion to absorb losses, taking into account the impact of risk. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations, such as the Company and the Bank, will not begin until January 2015, while the phase-in period for larger banks starts in January 2014. Increases in capital requirements could result in a material impact on the Company and the Bank.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers, and is expected to standardize certain consumer products and to require banks to provide expanded access to account, transaction and fee information. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

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

While approximately two thirds of the required regulations have been adopted, drafting the rules called for in the Dodd-Frank Act remains in process and the associated rule-making process will likely take place over the course of several more years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such regulations will have on the operations of financial institutions generally and the Company, specifically, is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company and Bank more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had ten (10) officers, fifty-nine (59) full-time employees (including the officers), and thirteen (13) part-time employees as of December 31, 2013.

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

The Bank has a Loan Production Office (LPO) Elkin, North Carolina at 1328 North Bridge Street. The LPO office space is approximately 1,300 square feet and is leased under a one-year agreement with an option to extend the lease until July of 2015.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2013– Price Per Share		2012 – Price Per Share
	High	Low	High	Low
First Quarter	$8.75	$7.50	$9.94	$8.45
Second Quarter	$8.25	$7.65	$9.94	$8.50
Third Quarter	$11.00	$7.00	$9.00	$8.65
Fourth Quarter	$12.25	$9.10	$8.75	$8.08

The last sales price of the common stock on March 10, 2014 was $12.00. The approximate number of holders of the Company’s 3,542,984 shares of Common Stock as of December 31, 2013 is 1,500. There are 189,356 shares of the Company’s Series A Preferred Stock issued and outstanding as of December 31, 2013. The preferred stock is non-cumulative and each share is convertible into 2.2955 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003. There are 181,154 shares of the Company’s Series D Preferred Stock issued and outstanding as of December 31, 2013. The preferred stock is non-cumulative and each share is convertible into 1.1000 shares of common stock. The preferred stock carries a dividend rate of 5.0% and has a liquidation value of $7.08 per share. The preferred stock was issued under a private placement in the fourth quarter of 2010.

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

On December 17, 2013, the Company declared a special cash dividend of $0.21 per share on its common stock, payable January 8, 2014, to shareholders of record as of the close of business on December 27, 2013. This dividend was paid out of an $867,000 dividend payment to the Company from Surrey Bank & Trust.

On November 28, 2012, the Company declared a special cash dividend of $0.18 per share on its common stock, payable December 27, 2012, to shareholders of record as of the close of business on December 7, 2012. This dividend was paid out of a $686,000 dividend payment to the Company from Surrey Bank & Trust.

On December 16, 2011, the Company declared a special cash dividend of $0.15 per share on its common stock, payable January 6, 2012, to shareholders of record as of the close of business on December 27, 2011. This dividend was paid out of excess funds in the bank holding company and a $350,000 dividend payment to the Company from Surrey Bank & Trust.

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2013 attached as Exhibit 15 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2013 attached as Exhibit 15 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a “Smaller Reporting Company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2013 attached as Exhibit 15 to this Form 10-K.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2013, based on the 1992 framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2013, Surrey Bancorp’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2014.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2014.

The following table sets forth equity compensation plan information at December 31, 2013.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	41,190	$12.06	-
Equity compensation plans not approved by security holders	NA	NA	NA
Total	41,190	$12.06	-

A description of the Company’s equity compensation plans is presented in Note 15 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2014.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of the report:

		2013 Annual Report To Stockholders Pages*
1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	December 31, 2013 and 2012	3

	Consolidated Statements of Income
	Years ended December 31, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income
	Years ended December 31, 2013 and 2012	5

	Consolidated Statements of Changes in Stockholders’
	Equity Years ended December 31, 2013 and 2012	6

	Consolidated Statements of Cash Flows	7 – 8
	Years ended December 31, 2013 and 2012

	Notes to Consolidated Financial Statements	9 – 39

	Report of Independent Registered Public Accounting Firm	40

* Incorporated by reference from the indicated pages of the 2013 Annual Report to Stockholders

2.	Consolidated Financial Statement Schedules

	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits

Exhibit	Description

3.1	Surrey Bancorp Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s form 10K dated March 28, 2011.

3.2	Surrey Bancorp Bylaws	Incorporated by reference to Exhibit 3(i) to the Registrant’s form 8K dated May 1, 2003

10.1	1997 Incentive Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.2	1997 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 dated September 11, 2003

10.3	Executive Salary Continuation Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 2nd Quarter Form 10Q

10.4	Executive Salary Continuation Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2005 2nd Quarter Form 10Q

10.5	Executive Salary Continuation Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.2 to the Registrant’s 2005 2nd Quarter Form 10Q

10.6	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.7	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Mark H. Towe	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.8	409A Amendment to Surrey Bank & Trust Executive Salary Continuation Plan between the Bank and Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2008 2nd Quarter Form 10Q

10.9	Amendment No. One to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.3 to the Registrant’s 2007 Form 10-K

10.10	Amendment No. One to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.4 to the Registrant’s 2007 Form 10-K

10.11	Amendment No. One to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.6 to the Registrant’s 2007 Form 10-K

10.12	Amendment No. Two to Employment Agreement of Edward C. Ashby, III	Incorporated by reference to Exhibit 10.12 to the Registrant’s 2008 Form 10-K

10.13	Amendment No. Two to Employment Agreement of Mark H. Towe	Incorporated by reference to Exhibit 10.13 to the Registrant’s 2008 Form 10-K

10.14	Amendment No. Two to Employment Agreement of Pedro A. Pequeno, II	Incorporated by reference to Exhibit 10.14 to the Registrant’s 2008 Form 10-K

13.1	2013 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-K)	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Elliott Davis, PLLC	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101	Interactive Data Files	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

3/28/14 Date	s/ Edward C. Ashby, III

Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

s/ Edward C. Ashby, III	Director, President and	3/28/14
Edward C. Ashby, III	Chief Executive Officer
(Principal Executive Officer)

s/ Mark H. Towe	Sr. Vice President and	3/28/14
Mark H. Towe	Chief Financial Officer
(Principal Financial Officer)

s/ Robert H. Moody	Chairman of the Board	3/28/14
Robert H. Moody

s/ Elizabeth Johnson Lovill	Director	3/28/14
Elizabeth Johnson Lovill

s/ Gene Rees	Director	3/28/14
Gene Rees

s/ Tamra W. Thomas	Director	3/28/14
Tamra W. Thomas

s/ Tom G. Webb	Director	3/28/14
Tom G. Webb

s/ Buddy Williams	Director	3/28/14
Buddy Williams