Form 10-Q
period 2014-03-31
SURREY BANCORP
filed 2014-05-12
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ____________ to ___________

COMMISSION FILE NO. 000-50313

SURREY BANCORP

(Exact name of registrant as specified in its charter)

North Carolina	59-3772016
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 North Renfro Street, Mount Airy, NC  27030

(Address of principal executive offices)

(336) 783-3900

(Registrant's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

On May 9, 2014 there were 3,542,984 common shares issued and outstanding.

Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013 (Audited)

	March 2014	December 2013

Assets
Cash and due from banks	$5,915,986	$7,424,593
Interest-bearing deposits with banks	46,120,451	34,351,505
Federal funds sold	1,212,955	1,311,641
Investment securities available for sale	4,555,287	4,549,702
Restricted equity securities	617,859	676,799
Loans, net of allowance for loan losses of $3,364,054 at March 31, 2014 and $3,375,350 at December 31, 2013	179,027,735	179,908,825
Property and equipment, net	4,431,074	4,440,215
Foreclosed assets	144,521	-
Accrued income	955,229	966,042
Goodwill	120,000	120,000
Bank owned life insurance	5,502,346	5,462,336
Other assets	1,786,401	1,707,319
Total assets	$250,389,844	$240,918,977

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$44,364,868	$42,713,122
Interest-bearing	160,750,692	153,087,839
Total deposits	205,115,560	195,800,961

Long-term debt	7,750,000	7,750,000
Dividends payable	45,227	790,259
Accrued interest payable	152,587	123,558
Other liabilities	2,476,602	2,236,573
Total liabilities	215,539,976	206,701,351

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,542,984 shares issued and outstanding at March 31, 2014 and December 31, 2013	12,061,153	12,061,153
Retained earnings	18,960,262	18,329,089
Accumulated other comprehensive loss	(40,354)	(41,423)
Total stockholders’ equity	34,849,868	34,217,626
Total liabilities and stockholders’ equity	$250,389,844	$240,918,977

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Three months ended March 31, 2014 and 2013 (Unaudited)

	2014	2013

Interest income
Loans and fees on loans	$2,592,470	$2,608,711
Federal funds sold	684	345
Investment securities, taxable	16,262	13,640
Investment securities, dividends	3,617	2,618
Deposits with banks	19,610	19,691
Total interest income	2,632,643	2,645,005

Interest expense
Deposits	274,949	308,688
Fed funds purchased	17	-
Short-term debt	-	4,719
Long-term debt	71,874	71,813
Total interest expense	346,840	385,220
Net interest income	2,285,803	2,259,785

Provision for loan losses	(62,362)	42,394
Net interest income after provision for loan losses	2,348,165	2,217,391

Noninterest income
Service charges on deposit accounts	199,084	231,325
Realized gain on the sale of investment securities	2,898	1,958
Fees on loans delivered to correspondents	530	21,295
Other service charges and fees	146,016	128,324
Income from Bank Owned Life Insurance	40,010	40,455
Other operating income	193,390	235,019
Total noninterest income	581,928	658,376

Noninterest expense
Salaries and employee benefits	1,009,500	961,121
Occupancy expense	107,884	99,743
Equipment expense	58,871	62,698
Data processing	105,311	101,671
Foreclosed assets, net	(894)	42,335
Postage, printing and supplies	45,626	37,734
Professional fees	115,323	125,590
FDIC insurance premiums	29,626	33,175
Other expense	396,140	377,759
Total noninterest expense	1,867,387	1,841,826
Net income before income taxes	1,062,706	1,033,941

Income tax expense	386,306	382,165
Net income	676,400	651,776

Preferred stock dividends	(45,227)	(45,227)
Net income available to common stockholders	$631,173	$606,549

Basic earnings per common share	$0.18	$0.17
Diluted earnings per common share	$0.16	$0.16
Basic weighted average common shares outstanding	3,542,984	3,542,984
Diluted weighted average common shares outstanding	4,176,919	4,176,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2014 and 2013 (Unaudited)

	2014	2013

Net income	$676,400	$651,776

Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	4,565	29,459
Tax effect	(1,583)	(10,282)
Reclassification of gains recognized in net income	(2,898)	(1,958)
Tax effect	985	666
	1,069	17,885
Comprehensive income	$677,469	$669,661

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Three months ended March 31, 2014 and 2013 (Unaudited)

	2014	2013

Cash flows from operating activities
Net income	$676,400	$651,776
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	66,677	65,197
Gain on sale of property and equipment	(75)	(100)
Gain on the sale of investments	(2,898)	(1,958)
Loss on the sale of foreclosed assets	-	273
Provision for loan losses	(62,362)	42,394
Deferred income taxes	(1,036)	2,579
Accretion of discount on securities, net of amortization of premiums	7	9
Increase in cash surrender value of life insurance	(40,010)	(40,455)
Changes in assets and liabilities:
Accrued income	10,813	1,605
Other assets	(31,738)	22,945
Accrued interest payable	29,029	26,406
Other liabilities	193,123	472,436
Net cash provided by operating activities	837,930	1,243,107

Cash flows from investing activities
Net increase in interest-bearing deposits with banks	(11,768,946)	(6,506,267)
Net (increase) decrease in federal funds sold	98,686	(154)
Purchases of investment securities	(1,011,509)	(1,529,339)
Maturities of investment securities	1,001,223	501,689
Redemption of restricted equity securities	59,000	61,800
Purchase of restricted equity securities	(60)	(125)
Net (increase) decrease in loans	798,931	(4,457,012)
Proceeds from the sale of investment securities	9,259	27,937
Proceeds from the sale of foreclosed assets	-	30,859
Purchases of property and equipment	(57,536)	(24,430)
Proceeds from the sale of property and equipment	75	100
Net cash used in investing activities	(10,870,877)	(11,894,942)

Cash flows from financing activities
Net increase in deposits	9,314,599	6,352,368
Proceeds from short-term debt	-	3,743,820
Dividends paid	(790,259)	(46,106)
Net cash provided by financing activities	8,524,340	10,050,082
Net decrease in cash and cash equivalents	(1,508,607)	(601,753)
Cash and due from banks, beginning	7,424,593	5,973,042
Cash and due from banks, ending	$5,915,986	$5,371,289

Supplemental disclosures of cash flow information
Interest paid	$317,840	$358,814
Taxes paid	$63,722	$48,255
Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$144,521	$27,580

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2014 and 2013 (Unaudited)

					Accumulated
	Preferred				Other
	Stock	Common Stock		Retained	Comprehensive
	Amount	Shares	Amount	Earnings	Loss	Total

Balance, January 1, 2013	$3,868,807	3,542,984	$12,061,153	$16,367,187	$(59,846)	$32,237,301

Net income	-	-	-	651,776	-	651,776
Other comprehensive income	-	-	-	-	17,885	17,885
Dividends declared and accrued on convertible Series A preferred stock ($.16 per share)	-	-	-	(29,415)	-	(29,415)
Dividends declared and accrued on convertible Series D preferred stock ($.09 per share)	-	-	-	(15,812)	-	(15,812)
Balance, March 31, 2013	$3,868,807	3,542,984	$12,061,153	$16,973,736	$(41,961)	$32,861,735

Balance, January 1, 2014	$3,868,807	3,542,984	$12,061,153	$18,329,089	$(41,423)	$34,217,626

Net income	-	-	-	676,400	-	676,400
Other comprehensive income	-	-	-	-	1,069	1,069
Dividends declared and accrued on convertible Series A preferred stock ($.16 per share)	-	-	-	(29,415)		(29,415)
Dividends declared and accrued on convertible Series D preferred stock ($.09 per share)	-	-	-	(15,812)		(15,812)
Balance, March 31, 2014	$3,868,807	3,542,984	$12,061,153	$18,960,262	$(40,354)	$34,849,868

See Notes to Consolidated Financial Statements

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of March 31, 2014, the results of its operations and comprehensive income for the three months ended March 31, 2014 and 2013, and its changes in stockholders’ equity and cash flows for the three months ended March 31, 2014 and 2013.  These adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2013, included in the Company’s Form 10-K. The balance sheet at December 31, 2013, has been taken from the audited financial statements at that date.

Organization

Surrey Bancorp began operation on May 1, 2003 and was created for the purpose of acquiring all the outstanding shares of common stock of Surrey Bank & Trust (“the Bank”). Stockholders of the bank received six shares of Surrey Bancorp common stock for every five shares of Surrey Bank & Trust common stock owned. The Company is subject to regulation by the Federal Reserve.

Surrey Bank & Trust was organized and incorporated under the laws of the State of North Carolina on July 15, 1996 and commenced operations on July 22, 1996. The Bank currently serves Surry County, North Carolina and Patrick County, Virginia and surrounding areas through five banking offices. As a state chartered bank, which is not a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

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

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2013 contain a summary of the significant accounting policies.  The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.  See our Annual Report on Form 10-K for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2014 and December 31, 2013, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at March 31, 2014 and December 31, 2013.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure.  The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  The amendments also outline interim and annual disclosure requirements.  The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update.  Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

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

Debt and equity securities have been classified in the balance sheets according to management’s intent.  The amortized costs of securities available for sale and their approximate fair values at March 31, 2014 and December 31, 2013 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2014
Government-sponsored enterprises	$3,500,000	$1,955	$2,290	$3,499,665
Mortgage-backed securities	30,870	1,057	-	31,927
Corporate bonds	550,000	-	99,000	451,000
Equities and mutual funds	540,474	41,676	9,455	572,695
	$4,621,344	$44,688	$110,745	$4,555,287

December 31, 2013
Government-sponsored enterprises	$3,500,000	$795	$2,030	$3,498,765
Mortgage-backed securities	32,099	1,022	-	33,121
Corporate bonds	550,000	-	99,000	451,000
Equities and mutual funds	535,326	43,260	11,770	566,816
	$4,617,425	$45,077	$112,800	$4,549,702

At March 31, 2014 and December 31, 2013, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law.  The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities.  Actual maturities of these bonds may vary as the underlying mortgages are prepaid.  The investment in equities and mutual funds by nature have no maturity date and are classified as due in one year or less. The scheduled maturities of securities (all available for sale) at March 31, 2014, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,040,474	$1,073,065
Due after one year through five years	3,559,875	3,460,427
Due after five years through ten years	10,676	11,099
Due after ten years	10,319	10,696
	$4,621,344	$4,555,287

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks and market volatility as it relates to equity and mutual fund investments at March 31, 2014 and December 31, 2013.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2014
Government-sponsored enterprises	$997,760	$2,240	$999,950	$50	$1,997,710	$2,290
Corporate bonds	-	-	451,000	99,000	451,000	99,000
Equities and mutual funds	256,892	9,455	-	-	256,892	9,455
	$1,254,652	$11,695	$1,450,950	$99,050	$2,705,602	$110,745

December 31, 2013
Government-sponsored enterprises	$1,497,970	2,030	$-	$-	$1,497,970	$2,030
Corporate bonds	-	-	451,000	99,000	451,000	99,000
Equities and mutual funds	245,218	11,770	-	-	245,218	11,770
	$1,743,188	$13,800	$451,000	$99,000	$2,194,188	$112,800

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are two securities in the portfolio at March 31, 2014, with unrealized losses for a period greater than 12 months. These securities also had unrealized losses for a period greater than 12 months at December 31, 2013. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The Company had realized gains of $2,898 and $1,958 from the sales of equity and mutual fund investment securities for the three month periods ended March 31, 2014 and 2013, respectively. Total proceeds from the sales amounted to $9,259 and $27,937 in 2014 and 2013, respectively.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share for the three months ended March 31, 2014 and 2013 were calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. The potential dilutive shares are represented by common stock options and by the Series A and D convertible preferred stock. Each share of the Series A preferred is convertible into 2.2955 shares of common stock. Each share of Series D preferred is convertible into 1.10 shares of common stock.

NOTE 4.	COMMITMENTS AND LETTERS OF CREDIT

At March 31, 2014, the Company had commitments to extend credit, including unused lines of credit of approximately $39,889,000 and letters of credit outstanding of $1,204,834.

NOTE 5.	LOANS

The major components of loans in the balance sheets at March 31, 2014 and December 31, 2013 are below.

	2014	2013
Commercial	$66,457,837	$66,612,984
Real estate:
Construction and land development	7,367,581	6,353,787
Residential, 1-4 families	39,564,157	40,203,978
Residential, 5 or more families	1,397,463	1,515,239
Farmland	1,823,049	2,219,688
Nonfarm, nonresidential, net of discounts of $135,377 in 2014 and $136,040 in 2013	59,798,495	60,316,018
Agricultural	271,422	107,974
Consumer, net of discounts of $12,551 in 2014 and $10,931 in 2013	5,436,073	5,685,407
	182,116,077	183,015,075
Deferred loan origination costs, net of (fees)	275,712	269,100
	182,391,789	183,284,175
Allowance for loan losses	(3,364,054)	(3,375,350)
	$179,027,735	$179,908,825

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $17,523,000 and $17,376,000 at March 31, 2014 and December 31, 2013, respectively.

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the three months ended March 31, 2014 and 2013 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total
March 31, 2014
Allowance for credit losses:
Beginning balance	$73,000	$617,629	$753,050	$1,708,962	$181,309	$41,400	$3,375,350
Charge-offs	-	(77,957)	(1,778)	(3,283)	(14,460)	-	(97,478)
Recoveries	-	219	133	144,173	4,019	-	148,544
Provision	20,600	184,445	2,268	(279,273)	9,298	300	(62,362)
Ending balance	$93,600	$724,336	$753,673	$1,570,579	$180,166	$41,700	$3,364,054

Ending balance: individually evaluated for impairment	$-	$54,436	$132,173	$258,579	$-	$-	$445,188
Ending balance: collectively evaluated for impairment	$93,600	$669,900	$621,500	$1,312,000	$180,166	$41,700	$2,918,866
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans Receivable:
Ending balance	$7,367,581	$39,564,157	$59,798,495	$66,457,837	$5,436,073	$3,491,934	$182,116,077

Ending balance: individually evaluated for impairment	$315,826	$556,204	$2,817,421	$2,514,876	$-	$-	$6,204,327
Ending balance: collectively evaluated for impairment	$7,051,755	$39,007,953	$56,981,074	$63,942,961	$5,436,073	$3,491,934	$175,911,750
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

March 31, 2013

Allowance for credit losses:
Beginning balance	$86,300	$668,700	$801,999	$1,604,510	$198,789	$42,800	$3,403,098
Charge-offs	-	-	(79,609)	-	(46,185)	-	(125,794)
Recoveries	318	401	136	6,299	15,182	-	22,336
Provision	(9,618)	(19,301)	99,370	(50,111)	21,554	500	42,394
Ending balance	$77,000	$649,800	$821,896	$1,560,698	$189,340	$43,300	$3,342,034

Ending balance: individually evaluated for impairment	$-	$-	$213,096	$207,398	$-	$-	$420,494
Ending balance: collectively evaluated for impairment	$77,000	$649,800	$608,800	$1,353,300	$189,340	$43,300	$2,921,540
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans Receivable:
Ending balance	$4,261,466	$35,608,828	$64,420,526	$65,731,927	$6,713,173	$4,163,685	$180,899,605

Ending balance: individually evaluated for impairment	$87,283	$553,793	$3,157,290	$2,430,635	$-	$206,241	$6,435,242
Ending balance: collectively evaluated for impairment	$4,174,183	$35,055,035	$61,263,236	$63,301,292	$6,713,173	$3,957,444	$174,464,363
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of March 31, 2014 and December 31, 2013 and the recognized interest income per the related period:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2014
With no related allowance recorded:
Construction and development	$348,141	$348,141	$-	$349,296	$4,496
1-4 family residential	323,750	323,750	-	326,574	2,355
Nonfarm, nonresidential	1,931,231	2,001,469	-	1,955,298	10,565
Commercial and industrial	997,620	1,025,014	-	981,726	14,227
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	3,600,742	3,698,374	-	3,612,894	31,643

With an allowance recorded:
Construction and development	$-	$-	$-	$-	$-
1-4 family residential	232,453	232,453	54,436	235,709	1,479
Nonfarm, nonresidential	885,085	885,085	132,173	886,996	416
Commercial and industrial	1,486,047	1,486,047	258,579	1,487,665	6,211
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	2,603,585	2,603,585	445,188	2,610,370	8,106

Combined:
Construction and development	$348,141	$348,141	$-	$349,296	$4,496
1-4 family residential	556,203	556,203	54,436	562,283	3,834
Nonfarm, nonresidential	2,816,316	2,886,554	132,173	2,842,294	10,981
Commercial and industrial	2,483,667	2,511,061	258,579	2,469,391	20,438
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	$6,204,327	$6,301,959	$445,188	$6,223,264	$39,749

December 31, 2013
With no related allowance recorded:
Construction and development	$318,111	$318,111	$-	$320,260	$21,825
1-4 family residential	263,562	263,562	-	261,364	21,295
Nonfarm, nonresidential	2,095,645	2,165,883	-	2,144,605	120,322
Commercial and industrial	1,359,371	1,561,253	-	1,393,077	71,409
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	4,036,689	4,308,809	-	4,119,306	234,851

With an allowance recorded:
Construction and development	$-	$-	$-	$-	$-
1-4 family residential	74,205	74,205	10,829	77,144	4,300
Nonfarm, nonresidential	816,776	816,776	131,950	930,060	24,653
Commercial and industrial	1,140,160	1,140,160	206,162	1,163,698	47,393
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	2,031,141	2,031,141	348,941	2,170,902	76,346

Combined:
Construction and development	$318,111	$318,111	$-	$320,260	$21,825
1-4 family residential	337,767	337,767	10,829	338,508	25,595
Nonfarm, nonresidential	2,912,421	2,982,659	131,950	3,074,665	144,975
Commercial and industrial	2,499,531	2,701,413	206,162	2,556,775	118,802
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	$6,067,830	$6,339,950	$348,941	$6,290,208	$311,197

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2014

Construction and development	$11,979	$31,260	$-	$43,239	$7,324,342	$7,367,581	$-
1-4 family residential	616,331	146,599	108,967	871,897	38,692,260	39,564,157	21,022
Nonfarm, nonresidential	591,708	79,307	761,865	1,432,880	58,365,615	59,798,495	-
Commercial and industrial	32,031	381,328	568,155	981,514	65,476,323	66,457,837	-
Consumer	104,267	35,169	27,558	166,994	5,269,079	5,436,073	26,178
Other loans	-	-	-	-	3,491,934	3,491,934	-
Total	$1,356,316	$673,663	$1,466,545	$3,496,524	$178,619,553	$182,116,077	$47,200
Percentage of total loans	0.74%	0.37%	0.81%	1.92%	98.08%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$69,410	$69,410
1-4 family residential	-	-	87,945	87,945	356,631	444,576
Nonfarm, nonresidential	-	-	761,865	761,865	1,213,376	1,975,241
Commercial and industrial	-	381,328	568,155	949,483	566,884	1,516,367
Consumer	-	-	1,381	1,381	-	1,381
Other loans	-	-	-	-	-	-
	$-	$381,328	$1,419,346	$1,800,674	$2,206,301	$4,005,975

December 31, 2013

Construction and development	$-	$-	$-	$-	$6,353,787	$6,353,787	$-
1-4 family residential	544,559	165,244	173,786	883,589	39,320,389	40,203,978	-
Nonfarm, nonresidential	193,411	336,036	791,148	1,320,595	58,995,423	60,316,018	-
Commercial and industrial	84,145	2,528	929,552	1,016,225	65,596,759	66,612,984	15,837
Consumer	103,463	68,767	20,742	192,972	5,492,435	5,685,407	19,602
Other loans	-	-	-	-	3,842,901	3,842,901	-
Total	$925,578	$572,575	$1,915,228	$3,413,381	$179,601,694	$183,015,075	$35,439
Percentage of total loans	0.51%	0.31%	1.05%	1.87%	98.13%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$70,058	$70,058
1-4 family residential	29,269	-	173,786	203,055	190,032	393,087
Nonfarm, nonresidential	85,646	-	791,148	876,794	1,222,090	2,098,884
Commercial and industrial	-	-	913,715	913,715	321,592	1,235,307
Consumer	259	547	1,141	1,947	1,044	2,991
Other loans	-	-	-	-	-	-
	$115,174	$89,322	$1,879,790	$1,995,511	$1,804,816	$3,800,327

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

Loans by credit quality indicator are provided in the following table.

March 31, 2014	Total	Pass Credits	Special Mention	Substandard	Doubtful

Construction and development	$7,367,581	$7,298,171	$69,410	$-	$-
1-4 family residential	39,564,157	39,031,696	532,461	-	-
Nonfarm, nonresidential	59,798,495	57,415,160	2,281,516	101,819	-
Commercial and industrial	66,457,837	64,094,477	2,363,360	-	-
Consumer	5,436,073	5,434,374	1,699	-	-
Other loans	3,491,934	3,491,934	-	-	-
	$182,116,077	$176,765,812	$5,248,446	$101,819	$-

	100.0%	97.1%	2.8%	0.1%	-%

Guaranteed portion of loans

Construction and development	$70,441	$70,441	-		$-
1-4 family residential	641,337	599,149	42,188	-	-
Nonfarm, nonresidential	26,613,258	25,655,167	958,091	-	-
Commercial and industrial	19,841,881	18,700,142	1,141,739	-	-
Consumer	-	-	-	-	-
Other loans	542,548	542,548	-	-	-
	$47,709,465	$45,567,447	$2,142,018	$-	$-

	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2013

Construction and development	$6,353,787	$6,283,729	$70,058	$-	$-
1-4 family residential	40,203,978	39,586,647	617,331	-	-
Nonfarm, nonresidential	60,316,018	58,188,799	2,022,868	104,351	-
Commercial and industrial	66,612,984	64,556,331	2,056,653	-	-
Consumer	5,685,407	5,684,245	1,162	-	-
Other loans	3,842,901	3,842,901	-	-	-
	$183,015,075	$178,142,652	$4,768,072	$104,351	$-

	100.0%	97.3%	2.6%	0.1%	-%

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Total	Pass Credits	Special Mention	Substandard	Doubtful

Guaranteed portion of loans

Construction and development	$73,000	$73,000	$-	$-	$-
1-4 family residential	673,854	629,939	43,915	-	-
Nonfarm, nonresidential	26,835,404	26,063,658	771,746	-	-
Commercial and industrial	19,589,284	18,737,759	851,525	-	-
Consumer	-	-	-	-	-
Other loans	544,195	544,195	-	-	-
	$47,715,737	$46,048,551	$1,667,186	$-	$-

NOTE 7.	TROUBLED DEBT RESTRUCTURINGS

For the three months ended March 31, 2014 and 2013, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended March 31, 2014			For the Three months ended March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	-	$-	$-	-	$-	$-
1-4 Family residential	3	159,927	163,627	-	-	-
Nonfarm, nonresidential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-

During the quarter ended March 31, 2014, the Bank modified three loans that were considered to be troubled debt restructurings. The interest rates were lowered and the terms extended on the three loans.

During the three months ended March 31, 2014, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral and discounted cash flows. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
March 31, 2014	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,499	$-	$3,499	$-
Mortgage-backed securities	32	-	32	-
Corporate bonds	451	-	-	451
Equities and mutual funds	573	573	-	-
Total assets at fair value	$4,555	$573	$3,531	$451

Total liabilities at fair value	$-	$-	$-	$-

(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,499	$-	$3,499	$-
Mortgage-backed securities	33	-	33	-
Corporate bonds	451	-	-	451
Equities and mutual funds	567	567	-	-
Total assets at fair value	$4,550	$567	$3,532	$451

Total liabilities at fair value	$-	$-	$-	$-

For the three months ended March 31, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2014	2013
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$451	$443
Total unrealized gain (loss) included in income	-	-
Total unrealized gain (loss) included in other comprehensive income	-	8
Balance, March 31	$451	$451

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	FAIR VALUE, CONTINUED

There were no changes in Level 3 corporate bond assets measured at fair value on a recurring basis for the three month period ended March 31, 2014. The change in corporate bond assets for the three month period ended March 31, 2013 was $8,250.

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

(in thousands)
March 31, 2014	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$1,227	$-	$-	$1,227
Loans-nonfarm, non-residential	753	-	-	753
Loans-1-4 family residential	178	-	-	178
Foreclosed assets	145	-	-	145
Servicing assets	260	-	-	260
Total assets at fair value	$2,563	$-	$-	$2,563
Total liabilities at fair value	$-	$-	$-	$-

(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$934	$-	$-	$934
Loans-nonfarm, non-residential	685	-	-	685
Loans-1-4 family residential	63	-	-	63
Foreclosed assets	-	-	-	-
Servicing assets	261	-	-	261
Total assets at fair value	$1,943	$-	$-	$1,943
Total liabilities at fair value	$-	$-	$-	$-

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			ForIdentical	Other	Significant
Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2014
Financial Instruments - Assets
Loans	$179,028	$179,032	$-	$-	$179,032

Financial Instruments – Liabilities
Deposits	205,116	186,080	-	186,080	-
Long-Term Debt	7,750	8,062	-	8,062	-

December 31, 2013
Financial Instruments - Assets
Loans	$179,909	$179,531	$-	$-	$179,531

Financial Instruments – Liabilities
Deposits	195,801	171,649	-	171,649	-
Long-Term Debt	7,750	8,100	-	8,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp's financial condition and results of operations for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

Surrey Bancorp (“Company”) is a North Carolina corporation, located in Mount Airy, North Carolina. The Company was incorporated on February 6, 2003, and began business on May 1, 2003.

Surrey Bank & Trust ("Bank") is a North Carolina state chartered bank, located in Mount Airy, North Carolina. The Bank was chartered on July 15, 1996, and began operations on July 22, 1996. The Bank has two operating subsidiaries: Surrey Investment Services, Inc. and Freedom Finance, LLC.

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

Net income available for common stockholders for the three months ended March 31, 2014, was $631,173 or $0.16 per diluted share outstanding, compared to a $606,549 or $0.16 per diluted share outstanding, for the same period in 2013. Earnings for the three months ended March 31, 2014, are approximately 4.1% higher than for the same period in 2013. The increase results from a reduction in the provision for loan losses.  The provision for loan losses decreased from $42,394 in the first quarter of 2013 to a recapture of $62,362 in 2014. This decrease is partially due to a reduction in gross loans in the first quarter of 2014, while gross loans increased in the first quarter of 2013. Gross loans decreased $898,998 from December 31, 2013 to March 31, 2014. During the same period in 2013 gross loans increased $4,212,276. In addition the Bank experienced net charge off recoveries in the first quarter of 2014 compared to 2013. Net recoveries amounted to $51,067 in 2014 compared to net charge offs of $103,457 in the first quarter of 2013, a $154,524 difference. At March 31, 2014, the percentage of loans receiving pass credit risk grades was 97.1%, compared to 97.8% at December 31, 2013 and 98.3% at March 31, 2013. Although credit quality slightly decreased over the period credit quality continues to be enhanced by loans carrying government guarantees. At March 31, 2014, the guaranteed portion of loans equaled 26.2% of total loans compared to 26.1% at December 31, 2013. Net interest income increased from $2,217,391 in the first quarter of 2013 to $2,348,165 in 2014. This increased due to loan growth and is also associated with the Bank’s net charge off recoveries in 2014. The payoff of previously charged off or nonaccrual loans recaptured the lost interest on those loans. Asset yields decreased from 4.93% to 4.74% from 2013 to 2014 partially due to the change in average earning asset mix from higher yielding loans to lower yielding deposits in other banks. Loan yields also decreased from 5.93% in the first quarter of 2013 to 5.75% in the first quarter of 2014. Loan yields fell due to the prolonged low rate environment and competition. A reduction in the cost of deposits from the first quarter of 2013 to 2014 was unable to offset the tightening asset yields. The cost of funds decreased from 0.78% in the first quarter of 2013 to 0.68% in the first quarter of 2014. Noninterest income decreased from $658,376 in the first quarter of 2013 to $581,928 in 2014. The decrease results from a reduction in service charges on deposit accounts and a reduction in contingency bonus revenue from the Bank’s insurance subsidiary. Noninterest expenses increased slightly from $1,841,826 in the first quarter of 2013, to $1,867,387 in 2014. Salaries and employee benefits accounted for most of the change increasing from $961,121 in 2013 to $1,009,500 in 2014. This increase was primarily due to normal salary adjustments. This increase was partially offset by a reduction in expenses associated with foreclosed assets which decreased from $42,335 in 2013 to a gain of $894 in 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

On March 31, 2014, Surrey Bancorp's assets totaled $250,389,844 compared to $240,918,977 on December 31, 2013. Net loans were $179,027,735 compared to $179,908,825 on December 31, 2013. This net decrease was the result of an $892,386 decrease in gross loans and an $11,296 net decrease in the loan loss reserve. Real estate loans account for most of the reduction decreasing 0.8% during the three month period ended March 31, 2014. There was a 16.0% increase in construction loans but decreases in 1-4 family loans, nonfarm nonresidential real estate loans and other real estate loans decreased over 28.5% resulting in an overall decrease in gross loans of 0.5%.

Total deposits on March 31, 2014, were $205,115,560 compared to $195,800,961 at the end of 2013. This increase is attributable to a sizable increase in interest-bearing demand deposits accounts, which increased from $30,917,403 at December 31, 2013 to $36,232,331 at March 31, 2014. This was a temporary spike due to trust account activity at the end of the quarter. Overall, noninterest-bearing and interest-bearing demand deposits increased 9.5% from 2013 totals, while savings deposits, including money market accounts, decreased 0.9%. Certificates of deposit increased 3.2% from December 31, 2013 totals.

Common stockholders’ equity increased by $632,242, or 1.85%, during the three months ended March 31, 2014. The increase is comprised of net income of $676,400 and adjustments to other comprehensive income of $1,069. Decreases included the payment and accrual of preferred dividends of $45,227. The net increase resulted in a common stock book value of $8.74 per share, up from $8.57 on December 31, 2013.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended March 31, 2014.

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

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value.  Related write-downs are included in earnings as realized losses.

Investments in available for sale securities of $4,555,287 consisted of Government-sponsored enterprise obligations with maturities ranging from 11 to 35 months, corporate bonds with maturities of 4.25 years to 4.50 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, and equity securities and mutual funds.

Loans

Net loans outstanding on March 31, 2014, were $179,027,735 compared to $179,908,825 on December 31, 2013. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 60.4% of the Bank's loans as of March 31, 2014, are fixed rate loans with 39.6% floating with the Bank's prime rate or other appropriate internal or external indices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

Deposits on March 31, 2014, were $205,115,560, compared to $195,800,961 on December 31, 2013. The March total consists of a base of approximately 12,743 accounts compared to 12,742 accounts at December 31, 2013. Interest-bearing accounts represent 78.4% of March 31, 2014 period end deposits versus 78.2% at December 31, 2013.

Federal Funds Purchased

The Company had no federal funds purchased at March 31, 2014 or December 31, 2013. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

Stockholders' Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities. The Company’s and the Bank’s capital ratios are presented in the following table.

		Minimum
		Required
		For Capital
		Adequacy
	Ratio	Purposes

March 31, 2014:
Total Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	22.34%	8.0%
Surrey Bank & Trust	21.93%	8.0%
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.08%	4.0%
Surrey Bank & Trust	20.67%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	13.85%	4.0%
Surrey Bank & Trust	13.60%	4.0%

December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.90%	8.0%
Surrey Bank & Trust	21.46%	8.0%
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.64%	4.0%
Surrey Bank & Trust	20.20%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	13.58%	4.0%
Surrey Bank & Trust	13.31%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	March 31,	December 31,
	2014	2013

Nonaccrual loans	$4,006,975	$3,800,327
Loans past due 90 days and still accruing	47,200	35,439
Foreclosed assets	144,521	-
Total	$4,198,696	$3,835,766
Total assets	$250,389,844	$240,918,977

Ratio of nonperforming assets to total assets	1.68%	1.59%

At March 31, 2014, the Bank had loans totaling $4,006,975 in nonaccrual status. Approximately $2,206,302 of the nonaccrual loans were current at the end of March. All of the loans past due 90 days and still accruing are less than 120 days past due. All the loans are secured loans. The guaranteed portion of nonaccrual loans at March 31, 2014 is $1,862,569. Foreclosed assets at March 31, 2014 primarily consist of 1-4 family dwellings. Loans that were considered impaired but were still accruing interest at March 31, 2014, including troubled debt restructurings, totaled $2,227,301. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $445,188 at March 31, 2014, or 7.1% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	March 31,	December 31,
	2014	2013

Construction and development	$315,826	$318,111
1-4 family residential	584,772	386,564
Nonfarm, nonresidential	2,817,421	2,912,421
Commercial and industrial	2,514,876	2,499,531
Consumer	1,381	2,991
Total impaired and nonaccrual	$6,234,276	$6,119,618
Guaranteed portion	$2,464,124	$2,235,481

At March 31, 2014, consumer loans totaling $29,949 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at March 31, 2014 and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	March 31, 2014		December 31, 2013
Construction and development	$7,367,581	4.05%	$6,353,787	3.47%
1-4 family residential	39,564,157	21.72%	40,203,978	21.97%
Multi-family	1,397,463	0.77%	1,515,239	0.83%
Farmland	1,823,049	1.00%	2,219,688	1.21%
Nonfarm, nonresidential	59,798,495	32.84%	60,316,018	32.96%
Total real estate	109,950,745	60.38%	110,608,710	60.44%

Agricultural	271,422	0.15%	107,974	0.06%
Commercial and industrial	66,457,837	36.49%	66,612,984	36.40%
Consumer	5,436,073	2.98%	5,685,407	3.10%
Total loans	$182,116,077	100.00%	$183,015,075	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower's actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $60,707,863 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $47,709,465 at March 31, 2014. Loan guarantees by loan class are below:

	March 31,	Guaranteed Portion
	2014	Amount	Percentage
Construction and development	$7,367,581	$70,441	0.96%
1-4 family residential	39,564,157	641,337	1.62%
Multi-family	1,397,463	9,143	0.65%
Farmland	1,823,049	448,405	24.60%
Nonfarm, nonresidential	59,798,495	26,613,258	44.50%
Total real estate	109,950,745	27,782,584	25.27%

Agricultural	271,422	85,000	31.32%
Commercial and industrial	66,457,837	19,841,881	29.86%
Consumer	5,436,073	-	-%
Total loans	$182,116,077	$47,709,465	26.20%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $4,311,737 at March 31, 2014. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $9,045,363 at March 31, 2014.

The consolidated provision for loan losses was a recapture of $62,362 for the first three months of 2014 compared to a provision of $42,394 for the same period in 2013. Significant charge off recoveries and a decrease in loans in 2014, in comparison to 2013, resulted in the provision decrease.

The reserve for loan losses on March 31, 2014, was $3,364,054 or 1.84% of period end loans. This percentage is derived from total loans. Approximately $60,708,000 of total loans outstanding at March 31, 2014, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.50% of outstanding loans.  At December 31, 2013 the loan loss reserve percentage was 1.84% of total loans and 2.49% of loans net of government guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The level of reserve is established based upon management's evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. That portion did decrease during the first Three months of 2013 due to changes in the loan portfolio. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank's asset quality affected by these environmental factors.  The following table is a summary of loans past due at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$43,239	$-	$-	$-
1-4 family residential	762,930	108,967	709,803	173,786
Nonfarm, non-residential	671,015	761,865	529,447	791,148
Commercial and industrial	413,359	568,155	86,673	929,552
Consumer	139,436	27,558	172,230	20,742
Other loans	-	-	-	-
	$2,029,979	$1,466,545	$1,498,153	$1,915,228
Non-accrual loans included above	$381,328	$1,419,346	$249,344	$1,879,790
Guaranteed portion	$592,170	$915,651	$288,601	$1,193,581

Ratio to total loans	1.11%	0.81%	0.82%	1.05%
Ratio to total loans, net of guarantees	1.07%	0.41%	0.89%	0.53%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased slightly from December 31, 2013 to March 31, 2014. The increase is in the 30-89 day time frame.

Net of loan guarantees, total past dues have increased from $1,931,199 at December 31, 2013, to $1,988,704 at March 31, 2014, or 3.0%. Total past due loans at March 31, 2014 consist of sixty-nine loans with an average balance of $50,674, compared to seventy-seven loans at December 31, 2013, with an average balance of $44,330. Loans over $250,000 delinquent at March 31, 2014 and December 31, 2013 amounted to $1,525,010 and $1,549,868, respectively. The March 2014 and December 2013 totals consist of four loans, three of which are the same. The guaranteed portion of these loans at March 31, 2014 and December 31, 2013, is $1,161,124 and $1,218,890, respectively.

Management believes that its loan portfolio is sufficiently diversified such that a downturn in a particular market or industry will not have a significant impact on the loan portfolio or the Bank's financial condition. Management believes that its provision and reserve offer an adequate allowance for loan losses and provide an appropriate reserve for the loan portfolio. The Bank lends primarily in Surry County, North Carolina and Patrick Country, Virginia and surrounding counties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Interest Rate Sensitivity and Liquidity

One of the principal duties of the Bank's Asset/Liability Committee is management of interest rate risk. The Bank utilizes quarterly asset/liability reports prepared by a regional correspondent bank to project the impact on net interest income that might occur with hypothetical interest rate changes. The committee monitors and manages asset and liability strategies and pricing.

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

At March 31, 2014, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $57,804,679 compared to $47,637,441 at December 31, 2013. Deposit growth and decreases in gross loan account for the increase in liquidity. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $35,500,000. At March 31, 2014, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $10,251,000 of which $7,750,000 of advances had been taken down at March 31, 2014.

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

Surrey Bancorp

Date: May 12, 2014	/s/ Edward C. Ashby, III

Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	/s/ Mark H. Towe

Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)