Form 10-Q
period 2014-06-30
SURREY BANCORP
filed 2014-08-12
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2014

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

On August 12, 2014 there were 3,542,984 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	June	December
	2014	2013

Assets
Cash and due from banks	$6,971,199	$7,424,593
Interest-bearing deposits with banks	41,871,263	34,351,505
Federal funds sold	1,212,154	1,311,641
Investment securities available for sale	4,370,738	4,549,702
Restricted equity securities	617,929	676,799
Loans, net of allowance for loan losses of $3,523,292 at June 30, 2014 and $3,375,350 at December 31, 2013	180,910,373	179,908,825
Property and equipment, net	4,403,132	4,440,215
Foreclosed assets	134,111	-
Accrued income	1,015,072	966,042
Goodwill	120,000	120,000
Bank owned life insurance	5,541,820	5,462,336
Other assets	2,888,539	1,707,319
Total assets	$250,056,330	$240,918,977

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$49,731,847	$42,713,122
Interest-bearing	153,625,052	153,087,839
Total deposits	203,356,899	195,800,961

Long-term debt	7,750,000	7,750,000
Dividends payable	45,730	790,259
Accrued interest payable	181,815	123,558
Other liabilities	3,104,570	2,236,573
Total liabilities	214,439,014	206,701,351

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,542,984 shares issued and outstanding at June 30, 2014 and December 31, 2013	12,061,153	12,061,153
Retained earnings	19,682,311	18,329,089
Accumulated other comprehensive income (loss)	5,045	(41,423)
Total stockholders’ equity	35,617,316	34,217,626
Total liabilities and stockholders’ equity	$250,056,330	$240,918,977

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Three months ended June 30, 2014 and 2013 (Unaudited)

	2014	2013
Interest income
Loans and fees on loans	$5,224,048	$5,220,767
Federal funds sold	1,354	905
Investment securities, taxable	32,407	26,800
Investment securities, dividends	7,131	6,021
Deposits with banks	47,244	38,703
Total interest income	5,312,184	5,293,196

Interest expense
Deposits	546,508	599,132
Fed funds purchased	19	80
Short-term debt	-	38,543
Long-term debt	144,547	144,518
Total interest expense	691,074	782,273
Net interest income	4,621,110	4,510,923

Provision for (recapture of) loan losses	(6,575)	135,796
Net interest income after provision for loan losses	4,627,685	4,375,127

Noninterest income
Service charges on deposit accounts	401,545	437,060
Gain on the sale of government guaranteed loans	127,362	229,130
Realized gain (loss) on the sale of investment securities	(2,543)	5,297
Fees on loans delivered to correspondents	6,117	35,320
Other service charges and fees	322,050	271,944
Income from Bank Owned Life Insurance	79,484	80,766
Other operating income	379,799	395,502
Total noninterest income	1,313,814	1,455,019

Noninterest expense
Salaries and employee benefits	1,949,012	1,871,496
Occupancy expense	224,255	218,758
Equipment expense	133,117	120,635
Data processing	211,077	212,293
Foreclosed assets, net	7,304	24,305
Postage, printing and supplies	96,948	98,933
Professional fees	207,861	212,571
FDIC insurance premiums	59,183	46,868
Other expense	776,375	714,724
Total noninterest expense	3,665,132	3,520,583
Net income before income taxes	2,276,367	2,309,563

Income tax expense	832,188	856,944
Net income	1,444,179	1,452,619

Preferred stock dividends	(90,957)	(90,957)
Net income available to common stockholders	$1,353,222	$1,361,662

Basic earnings per common share	$0.38	$0.38
Diluted earnings per common share	$0.35	$0.35
Basic weighted average common shares outstanding	3,542,984	3,542,984
Diluted weighted average common shares outstanding	4,176,919	4,176,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Three months ended June 30, 2014 and 2013 (Unaudited)

	2014	2013

Interest income
Loans and fees on loans	$2,631,578	$2,612,056
Federal funds sold	670	560
Investment securities, taxable	16,145	13,160
Investment securities, dividends	3,514	3,403
Deposits with banks	27,634	19,012
Total interest income	2,679,541	2,648,191

Interest expense
Deposits	271,559	290,444
Fed funds purchased	2	80
Short-term debt	-	33,824
Long-term debt	72,673	72,705
Total interest expense	344,234	397,053
Net interest income	2,335,307	2,251,138

Provision for (recapture of) loan losses	55,787	93,402
Net interest income after provision for loan losses	2,279,520	2,157,736

Noninterest income
Service charges on deposit accounts	202,461	205,735
Gain on the sale of government guaranteed loans	127,362	229,130
Realized gain (loss) on the sale of securities	(5,441)	3,339
Fees on loans delivered to correspondents	5,587	14,025
Other service charges and fees	176,034	143,620
Income from Bank Owned Life Insurance	39,474	40,311
Other operating income	186,409	160,483
Total noninterest income	731,886	796,643

Noninterest expense
Salaries and employee benefits	939,512	910,375
Occupancy expense	116,371	119,015
Equipment expense	74,246	57,937
Data processing	105,766	110,622
Foreclosed assets, net	8,198	(18,030)
Postage, printing and supplies	51,322	61,199
Professional fees	92,538	86,981
FDIC insurance premiums	29,557	13,693
Other expense	380,235	336,965
Total noninterest expense	1,797,745	1,678,757
Net income before income taxes	1,213,661	1,275,622

Income tax expense	445,882	474,779
Net income	767,779	800,843

Preferred stock dividends	(45,730)	(45,730)
Net income available to common stockholders	$722,049	$755,113

Basic earnings per common share	$0.20	$0.21
Diluted earnings per common share	$0.18	$0.19
Basic weighted average common shares outstanding	3,542,984	3,542,984
Diluted weighted average common shares outstanding	4,176,919	4,174,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Three and Six months ended June 30, 2014 and 2013 (Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Net income	$767,779	$800,843	$1,444,179	$1,452,619

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	65,746	(24,205)	70,311	5,339
Tax effect	(23,939)	8,925	(25,522)	(1,442)
Reclassification of (gains) losses recognized in net income	5,441	(3,339)	2,543	(5,297)
Tax effect	(1,849)	1,135	(864)	1,801
	45,399	(17,484)	46,468	401
Comprehensive income	$813,178	$783,359	$1,490,647	$1,453,020

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Six months ended June 30, 2014 and 2013 (Unaudited)

	2014	2013
Cash flows from operating activities
Net income	$1,444,179	$1,452,619
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	133,858	123,958
Gain on sale of property and equipment	(406)	(100)
Gain on the sale of government guaranteed loans	(127,362)	(229,130)
Gain (loss) on the sale of securities	2,543	(5,297)
Gain on the sale of foreclosed assets	(3,465)	(33,520)
Provision for (recapture of) loan losses	(6,575)	135,796
Deferred income tax expense (benefit)	(1,026)	2,853
Accretion of discount on securities, net of amortization of premiums	14	19
Increase in cash surrender value of life insurance	(79,484)	(80,766)
Changes in assets and liabilities:
Accrued income	(49,030)	(20,305)
Other assets	(1,063,577)	(982,267)
Accrued interest payable	58,257	49,578
Other liabilities	724,995	1,154,737
Net cash provided by operating activities	1,032,921	1,568,175

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(7,519,758)	3,281,821
Net (increase) decrease in federal funds sold	99,487	(500,404)
Purchases of investment securities	(1,127,843)	(1,550,863)
Maturities of investment securities	1,253,612	1,003,508
Redemption of restricted equity securities	59,000	61,800
Purchase of restricted equity securities	(130)	(185)
Net increase in loans	(1,024,672)	(7,038,966)
Proceeds from the sale of investment securities	123,491	47,268
Proceeds from the sale of foreclosed assets	26,415	475,983
Purchases of property and equipment	(98,944)	(55,677)
Proceeds from the sale of property and equipment	2,575	100
Net cash used in investing activities	(8,206,767)	(4,275,615)

Cash flows from financing activities
Net increase in deposits	7,555,938	2,324,811
Dividends paid	(835,486)	(91,333)
Net cash provided by financing activities	6,720,452	2,233,478
Net decrease in cash and cash equivalents	(453,394)	(473,962)
Cash and due from banks, beginning	7,424,593	5,973,042
Cash and due from banks, ending	$6,971,199	$5,499,080

Supplemental disclosures of cash flow information
Interest paid	$632,817	$732,695
Taxes paid	$983,722	$872,255

Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$157,061	$30,300
Proceeds from the sale of guaranteed loan previously recorded as short term debt	$-	$3,743,820

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2014 and 2013 (Unaudited)

					Accumulated
	Preferred				Other
	Stock	Common Stock		Retained	Comprehensive
	Amount	Shares	Amount	Earnings	Income (Loss)	Total

Balance, January 1, 2013	$3,868,807	3,542,984	$12,061,153	$16,367,187	$(59,846)	$32,237,301

Net income	-	-	-	1,452,619	-	1,452,619
Other comprehensive income	-	-	-	-	401	401

Dividends declared and accrued on convertible Series A preferred stock ($.32 per share)	-	-	-	(59,157)	-	(59,157)
Dividends declared and accrued on convertible Series D preferred stock ($.18 per share)	-	-	-	(31,800)	-	(31,800)
Balance, June 30, 2013	$3,868,807	3,542,984	$12,061,153	$17,728,849	$(59,445)	$35,599,364

Balance, January 1, 2014	$3,868,807	3,542,984	$12,061,153	$18,329,089	$(41,423)	$34,217,626

Net income	-	-	-	1,444,179	-	1,444,179
Other comprehensive income	-	-	-	-	46,468	46,468

Dividends declared and accrued on convertible Series A preferred stock ($.32 per share)	-	-	-	(59,157)		(59,157)
Dividends declared and accrued on convertible Series D preferred stock ($.18 per share)	-	-	-	(31,800)		(31,800)
Balance, June 30, 2014	$3,868,807	3,542,984	$12,061,153	$19,682,311	$5,045	$35,617,316

See Notes to Consolidated Financial Statements

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of June 30, 2014, the results of its operations and comprehensive income for the six and three months ended June 30, 2014 and 2013, and its changes in stockholders’ equity and cash flows for the six months ended June 30, 2014 and 2013.  These adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2013, included in the Company’s Form 10-K. The balance sheet at December 31, 2013, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2014 and December 31, 2013, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at June 30, 2014 and December 31, 2013.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION, CONTINUED

Recent Accounting Pronouncements, continued

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

Debt and equity securities have been classified in the balance sheets according to management’s intent.  The amortized costs of securities available for sale and their approximate fair values at June 30, 2014 and December 31, 2013 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2014
Government-sponsored enterprises	$3,500,000	$3,500	$545	$3,502,955
Mortgage-backed securities	28,473	780	-	29,253
Corporate bonds	300,000	-	54,000	246,000
Equities and mutual funds	537,135	56,110	715	592,530
	$4,365,608	$60,390	$55,260	$4,370,738

December 31, 2013
Government-sponsored enterprises	$3,500,000	$795	$2,030	$3,498,765
Mortgage-backed securities	32,099	1,022	-	33,121
Corporate bonds	550,000	-	99,000	451,000
Equities and mutual funds	535,326	43,260	11,770	566,816
	$4,617,425	$45,077	$112,800	$4,549,702

At June 30, 2014 and December 31, 2013, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law.  The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities.  Actual maturities of these bonds may vary as the underlying mortgages are prepaid.  The investment in equities and mutual funds by nature have no maturity date and are classified as due in one year or less. The scheduled maturities of securities (all available for sale) at June 30, 2014, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,037,135	$1,092,960
Due after one year through five years	3,308,142	3,256,754
Due after five years through ten years	10,209	10,580
Due after ten years	10,122	10,444
	$4,365,608	$4,370,738

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks and market volatility as it relates to equity and mutual fund investments at June 30, 2014 and December 31, 2013.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2014
Government-sponsored enterprises	$499,555	$445	$999,900	$100	$1,499,455	$545
Corporate bonds	-	-	246,000	54,000	246,000	54,000
Equities and mutual funds	6,639	383	106,932	332	113,571	715
	$506,194	$828	$1,352,832	$54,432	$1,859,026	$55,260

December 31, 2013
Government-sponsored enterprises	$1,497,970	$2,030	$-	$-	$1,497,970	$2,030
Corporate bonds	-	-	451,000	99,000	451,000	99,000
Equities and mutual funds	245,218	11,770	-	-	245,218	11,770
	$1,743,188	$13,800	$451,000	$99,000	$2,194,188	$112,800

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are two securities in the portfolio at June 30, 2014, with unrealized losses for a period greater than 12 months. One of these securities also had unrealized losses for a period greater than 12 months at December 31, 2013. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The Company had realized losses of $2,543 from the sales of equity and mutual fund investment securities for the six month period ended June 30, 2014, and realized gains of $5,297 from the sales of equity and mutual fund investment securities for the six month periods ended June 30, 2013. Total proceeds from the sales amounted to $123,491 and $47,268 in 2014 and 2013, respectively.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share for the six and three months ended June 30, 2014 and 2013 were calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

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

At June 30, 2014, the Company had commitments to extend credit, including unused lines of credit of approximately $43,277,000 and letters of credit outstanding of $2,266,620.

NOTE 5.	LOANS

The major components of loans in the balance sheets at June 30, 2014 and December 31, 2013 are below.

	2014	2013

Commercial, net of discounts of $52,579 in 2014	$65,638,983	$66,612,984
Real estate:
Construction and land development	8,554,036	6,353,787
Residential, 1-4 families	40,112,807	40,203,978
Residential, 5 or more families	1,335,218	1,515,239
Farmland	2,304,060	2,219,688
Nonfarm, nonresidential	60,709,768	60,316,018
Agricultural	422,791	107,974
Consumer, net of discounts of $12,235 in 2014 and $10,931 in 2013	5,072,907	5,685,407
	184,150,570	183,015,075
Deferred loan origination costs, net of (fees)	283,095	269,100
	184,433,665	183,284,175
Allowance for loan losses	(3,523,292)	(3,375,350)
	$180,910,373	$179,908,825

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $17,748,000 and $17,376,000 at June 30, 2014 and December 31, 2013, respectively.

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the six months ended June 30, 2014 and 2013 was as follows:

	Construction			Commercial
	&	1-4 Family	Nonfarm,	&
	Development	Residential	Nonresidential	Industrial	Consumer	Other	Total

June 30, 2014

Allowance for credit losses:
Beginning balance	$73,000	$617,629	$753,050	$1,708,962	$181,309	$41,400	$3,375,350
Charge-offs	-	(76,891)	(1,778)	(3,506)	(21,420)	-	(103,595)
Recoveries	-	1,463	78,604	147,917	30,128	-	258,112
Provision	37,500	179,624	(5,389)	(174,521)	(48,189)	4,400	(6,575)
Ending balance	$110,500	$721,825	$824,487	$1,678,852	$141,828	$45,800	$3,523,292

Ending balance: individually evaluated for impairment	$-	$47,025	$122,587	$253,152	$-	$-	$422,764
Ending balance: collectively evaluated for impairment	$110,500	$674,800	$701,900	$1,425,700	$141,828	$45,800	$3,100,528
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans Receivable:
Ending balance	$8,554,036	$40,112,807	$60,709,768	$65,638,983	$5,072,907	$4,062,069	$184,150,570

Ending balance: individually evaluated for impairment	$244,821	$415,487	$2,814,048	$1,542,364	$-	$-	$5,016,720
Ending balance: collectively evaluated for impairment	$8,309,215	$39,697,320	$57,895,720	$64,096,619	$5,072,907	$4,062,069	$179,133,850
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

June 30, 2013

Allowance for credit losses:
Beginning balance	$86,300	$668,700	$801,999	$1,604,510	$198,789	$42,800	$3,403,098
Charge-offs	-	(8,122)	(79,609)	(6,150)	(54,118)	-	(147,999)
Recoveries	517	401	949	19,892	18,719	-	40,478
Provision	3,983	26,321	153,631	(69,156)	17,017	4,000	135,796
Ending balance	$90,800	$687,300	$876,970	$1,549,096	$180,407	$46,800	$3,431,373

Ending balance: individually evaluated for impairment	$-	$-	$254,670	$217,296	$-	$-	$471,966
Ending balance: collectively evaluated for impairment	$90,800	$687,300	$622,300	$1,331,800	$180,407	$46,800	$2,959,407
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans Receivable:
Ending balance	$5,524,198	$38,621,785	$62,740,245	$66,397,808	$6,086,325	$4,237,240	$183,607,601

Ending balance: individually evaluated for impairment	$86,589	$269,392	$3,345,220	$2,464,599	$-	$-	$6,165,800
Ending balance: collectively evaluated for impairment	$5,437,609	$38,352,393	$59,395,025	$63,933,209	$6,086,325	$4,237,240	$177,441,801
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of June 30, 2014 and December 31, 2013 and the recognized interest income per the related period:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

June 30, 2014
With no related allowance recorded:
Construction and development	$244,821	$244,821	$-	$245,761	$8,163
1-4 family residential	187,597	187,597	-	187,691	5,550
Nonfarm, nonresidential	1,957,023	1,957,023	-	1,885,354	33,991
Commercial and industrial	154,577	154,577	-	161,686	4,937
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	2,544,018	2,544,018	-	2,480,492	52,641

With an allowance recorded:
Construction and development	$-	$-	$-	$-	$-
1-4 family residential	227,890	227,890	47,025	230,031	1,913
Nonfarm, nonresidential	857,025	857,025	122,587	872,012	416
Commercial and industrial	1,387,787	1,387,787	253,152	1,406,334	6,208
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	2,472,702	2,472,702	422,764	2,508,377	8,537

Combined:
Construction and development	$244,821	$244,821	$-	$245,761	$8,163
1-4 family residential	415,487	415,487	47,025	417,722	7,463
Nonfarm, nonresidential	2,814,048	2,814,048	122,587	2,757,366	34,407
Commercial and industrial	1,542,364	1,542,364	253,152	1,568,020	11,145
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	$5,016,720	$5,016,720	$422,764	$4,988,869	$61,178

December 31, 2013
With no related allowance recorded:
Construction and development	$318,111	$318,111	$-	$320,260	$21,825
1-4 family residential	263,562	263,562	-	261,364	21,295
Nonfarm, nonresidential	2,095,645	2,165,883	-	2,144,605	120,322
Commercial and industrial	1,359,371	1,561,253	-	1,393,077	71,409
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	4,036,689	4,308,809	-	4,119,306	234,851

With an allowance recorded:
Construction and development	$-	$-	$-	$-	$-
1-4 family residential	74,205	74,205	10,829	77,144	4,300
Nonfarm, nonresidential	816,776	816,776	131,950	930,060	24,653
Commercial and industrial	1,140,160	1,140,160	206,162	1,163,698	47,393
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	2,031,141	2,031,141	348,941	2,170,902	76,346

Combined:
Construction and development	$318,111	$318,111	$-	$320,260	$21,825
1-4 family residential	337,767	337,767	10,829	338,508	25,595
Nonfarm, nonresidential	2,912,421	2,982,659	131,950	3,074,665	144,975
Commercial and industrial	2,499,531	2,701,413	206,162	2,556,775	118,802
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	$6,067,830	$6,339,950	$348,941	$6,290,208	$311,197

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

							Recorded
							Investment
						Total	> 90 Days
	30-59 Days	60-89 Days	90 Days Plus	Total		Financing	and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
June 30, 2014

Construction and development	$27,775	$-	$-	$27,775	$8,526,261	$8,554,036	$-
1-4 family residential	1,159,716	123,115	224,781	1,507,612	38,605,195	40,112,807	56,078
Nonfarm, nonresidential	226,788	492,302	137,512	856,602	59,853,166	60,709,768	-
Commercial and industrial	224,807	160,634	277,201	662,642	64,976,341	65,638,983	-
Consumer	151,161	25,682	29,744	206,587	4,866,320	5,072,907	28,623
Other loans	-	-	-	-	4,062,069	4,062,069	-
Total	$1,790,247	$801,733	$669,238	$3,261,218	$180,889,352	$184,150,570	$84,701
Percentage of total loans	0.97%	0.44%	0.36%	1.77%	98.23%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	-	-	168,702	168,702	169,064	337,766
Nonfarm, nonresidential	-	-	137,512	137,512	1,156,548	1,294,060
Commercial and industrial	44,223	157,327	277,201	478,751	940,358	1,419,109
Consumer	7,992	-	1,122	9,114	-	9,114
Other loans	-	-	-	-	-	-
	$52,215	$157,327	$584,537	$794,079	$2,265,970	$3,060,049

December 31, 2013

Construction and development	$-	$-	$-	$-	$6,353,787	$6,353,787	$-
1-4 family residential	544,559	165,244	173,786	883,589	39,320,389	40,203,978	-
Nonfarm, nonresidential	193,411	336,036	791,148	1,320,595	58,995,423	60,316,018	-
Commercial and industrial	84,145	2,528	929,552	1,016,225	65,596,759	66,612,984	15,837
Consumer	103,463	68,767	20,742	192,972	5,492,435	5,685,407	19,602
Other loans	-	-	-	-	3,842,901	3,842,901	-
Total	$925,578	$572,575	$1,915,228	$3,413,381	$179,601,694	$183,015,075	$35,439
Percentage of total loans	0.51%	0.31%	1.05%	1.87%	98.13%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$70,058	$70,058
1-4 family residential	29,269	-	173,786	203,055	190,032	393,087
Nonfarm, nonresidential	85,646	-	791,148	876,794	1,222,090	2,098,884
Commercial and industrial	-	-	913,715	913,715	321,592	1,235,307
Consumer	259	547	1,141	1,947	1,044	2,991
Other loans	-	-	-	-	-	-
	$115,174	$547	$1,879,790	$1,995,511	$1,804,816	$3,800,327

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention		Substandard		Doubtful

June 30, 2014

Construction and development	$8,554,036	$8,554,036		$-		$-	$-
1-4 family residential	40,112,807	39,802,860		309,947		-	-
Nonfarm, nonresidential	60,709,768	59,010,710		1,699,058		-	-
Commercial and industrial	65,638,983	64,210,804		1,428,179		-	-
Consumer	5,072,907	5,071,581		1,326		-	-
Other loans	4,062,069	4,062,069		-		-	-
	$184,150,570	$180,712,060		$3,438,510		$-	$-

Percentage of total loans	100.0%	98.1%		1.9%		-%	-%

Guaranteed portion of loans

Construction and development	$67,692	$67,692	$		$		$-
1-4 family residential	618,454	578,051		40,403		-	-
Nonfarm, nonresidential	26,875,544	25,933,275		942,269		-	-
Commercial and industrial	18,002,884	16,931,274		1,071,610		-	-
Consumer	-	-		-		-	-
Other loans	827,979	827,979		-		-	-
	$46,392,553	$44,338,271		$2,054,282		$-	$-

	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2013

Construction and development	$6,353,787	$6,283,729	$70,058	$-	$-
1-4 family residential	40,203,978	39,586,647	617,331	-	-
Nonfarm, nonresidential	60,316,018	58,188,799	2,022,868	104,351	-
Commercial and industrial	66,612,984	64,556,331	2,056,653	-	-
Consumer	5,685,407	5,684,245	1,162	-	-
Other loans	3,842,901	3,842,901	-	-	-
	$183,015,075	$178,142,652	$4,768,072	$104,351	$-

Percentage of total loans	100.0%	97.3%	2.6%	0.1%	-%

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Total	Pass Credits	Special Mention	Substandard	Doubtful

Guaranteed portion of loans

Construction and development	$73,000	$73,000	$-	$-	$-
1-4 family residential	673,854	629,939	43,915	-	-
Nonfarm, nonresidential	26,835,404	26,063,658	771,746	-	-
Commercial and industrial	19,589,284	18,737,759	851,525	-	-
Consumer	-	-	-	-	-
Other loans	544,195	544,195	-	-	-
	$47,715,737	$46,048,551	$1,667,186	$-	$-

NOTE 7.  TROUBLED DEBT RESTRUCTURINGS

For the six and three months ended June 30, 2014 and 2013, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended June 30, 2014			For the six months ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	-	$-	$-	-	$-	$-
1-4 Family residential	-	-	-	3	159,927	163,627
Nonfarm, nonresidential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-

	For the three months ended June 30, 2013			For the six months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	-	$-	$-	-	$-	$-
1-4 Family residential	1	54,376	54,376	1	54,376	54,376
Nonfarm, nonresidential	1	145,219	145,219	1	145,219	145,219
Commercial and industrial	-	-	-	-	-	-

During the six months ended June 30, 2014, the Bank modified three loans that were considered to be troubled debt restructurings. The interest rates were lowered and the terms extended on the three loans.

During the six months ended June 30, 2013, the Bank modified two loans that were considered to be troubled debt restructurings. The terms were extended on the loans.

During the six months ended June 30, 2014 and 2013, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral and discounted cash flows. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
June 30, 2014	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,503	$-	$3,503	$-
Mortgage-backed securities	29	-	29	-
Corporate bonds	246	-	-	246
Equities and mutual funds	593	593	-	-
Total assets at fair value	$4,371	$593	$3,532	$246

Total liabilities at fair value	$-	$-	$-	$-

(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,499	$-	$3,499	$-
Mortgage-backed securities	33	-	33	-
Corporate bonds	451	-	-	451
Equities and mutual funds	567	567	-	-
Total assets at fair value	$4,550	$567	$3,532	$451

Total liabilities at fair value	$-	$-	$-	$-

For the six months ended June 30, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2014	2013
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$451	$443
Total unrealized gain (loss) included in income	-	-
Total unrealized gain (loss) included in other comprehensive income	45	5
Bonds called	(250)	-
Balance, June 30	$246	$448

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	FAIR VALUE, CONTINUED

There were no changes in Level 3 corporate bond assets measured at fair value on a recurring basis for the three month period ended June 30, 2014, except for the call of a $250,000 corporate bond with a recorded fair valued of $205,000. The change in the fair value of corporate bond assets for the three month period ended June 30, 2013 was ($2,750).

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

(in thousands)
June 30, 2014	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$1,135	$-	$-	$1,135
Loans-nonfarm, non-residential	734	-	-	734
Loans-1-4 family residential	181	-	-	181
Foreclosed assets	134	-	-	134
Servicing assets	356	-	-	356
Total assets at fair value	$2,540	$-	$-	$2,540
Total liabilities at fair value	$-	$-	$-	$-

(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$934	$-	$-	$934
Loans-nonfarm, non-residential	685	-	-	685
Loans-1-4 family residential	63	-	-	63
Servicing assets	261	-	-	261
Total assets at fair value	$1,943	$-	$-	$1,943
Total liabilities at fair value	$-	$-	$-	$-

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			ForIdentical	Other	Significant
Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2014
Financial Instruments - Assets
Loans, net	$180,910	$187,393	$-	$-	$187,393

Financial Instruments – Liabilities
Deposits	203,357	202,715	-	202,715	-
Long-Term Debt	7,750	8,018	-	8,018	-

December 31, 2013
Financial Instruments - Assets
Loans, net	$179,909	$179,531	$-	$-	$179,531

Financial Instruments – Liabilities
Deposits	195,801	171,649	-	171,649	-
Long-Term Debt	7,750	8,100	-	8,100	-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp's financial condition and results of operations for the three and six months ended June 30, 2014 and 2013. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended June 30, 2014, was $722,049 or $0.18 per diluted share outstanding, compared to a $755,113 or $0.19 per diluted share outstanding, for the same period in 2013. Earnings for the three months ended June 30, 2014, are approximately 4.4% lower than for the same period in 2013. The decrease results from a reduction in noninterest income and an increase in noninterest expenses. Noninterest income decreased from $796,643 in the second quarter of 2013 to $731,886 in 2014. The decrease results from a reduction in gains on the sale of government guaranteed loans, which dropped from $229,130 in the quarter ended June 30, 2013 to $127,362 in 2014. This reduction was partially offset by an increases in other service charges and fees and other operating income. Other service charges and fees increased from $143,620 in 2013 to $176,034 in 2014 as a result of an increase in the Bank’s fee structure. Other operating income increased from $160,483 in 2013 to $186,409 in 2014 due to increased revenue from the Bank’s investment and insurance subsidiary, Surrey Investment Service, Inc. Noninterest expenses increased 7.1% from $1,678,757 in the second quarter of 2013, to $1,797,745 in 2014. Salaries and employee benefits increased from $910,375 in 2013 to $939,512 in 2014. This increase was primarily due to normal salary adjustments. Expenses associated with foreclosed assets increased from a recovery of $18,030 in 2013 to an expense of $8,198 in 2014. Gains on the sales of foreclosed properties in 2013, which offset foreclosure expenses, was the reason for this increase. Other expenses increased 12.8% from $336,965 in 2013 to $380,235 in 2014, primarily due to cost associated with software license, consulting and electronic banking expenses.  The provision for loan losses decreased from $93,402 in the second quarter of 2013 to $55,787 in 2014. This decrease is partially due to net charge off recoveries in the second quarter of 2014 compared to 2013. Net recoveries amounted to $103,450 in 2014 compared to net charge offs of $4,064 in the second quarter of 2013, a $107,514 difference. These recoveries were reduced by certain environmental changes in the loan loss reserve calculation and a reduction in loans carrying government guarantees during the quarter. At June 30, 2014, the guaranteed portion of loans equaled 25.1% of total loans compared to 26.2% at March 31, 2014. This decrease indicates that a majority of loan growth during the quarter was in non-guaranteed loans, requiring larger reserves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net interest income increased from $2,251,138 in the second quarter of 2013 to $2,335,307 in 2014. This increase is due to loan growth. Asset yields decreased from 4.83% to 4.69% from the quarters ended June 2013 to June 2014 partially due to the change in average earning asset mix from higher yielding loans to lower yielding deposits in other banks. Loan yields increased from 5.71% in the second quarter of 2013 to 5.82% in the second quarter of 2014, but it was not enough to offset the change in earning asset mix. Loan yields increased due to the recoveries of previously charged off interest income on recoveries. A reduction in the cost of deposits from the second quarter of 2013 to 2014 was unable to offset the tightening asset yields. The cost of funds decreased from 0.80% in the second quarter of 2013 to 0.66% in the second quarter of 2014.

Net income available for common stockholders for the six months ended June 30, 2014, was $1,353,222 or $0.35 per diluted share outstanding compared to $1,361,662 or $0.35 per diluted share outstanding for the same period in 2013. This represents a 0.6% decrease in earnings for the first six months of 2014 compared to the same period in 2013. Earnings for the period remained flat although the loan loss provision was significantly lower in 2014 compared to 2013. The provision for loan losses decreased from $135,796 in the first six months of 2013 to a  recapture of $6,575 for the same period in 2014. This decrease is due to a reduction in net loan charge offs from $107,521 during the first six month period of 2013 to net loan charge off recoveries $154,517 in 2014. However, the decrease in the provision for loan losses was offset by a reduction in noninterest income, which primarily resulted from a decreased in gains on the sale of government guaranteed loans. Gains on the sale of government guaranteed loans decreased from $229,130 in 2013 to $127,362 in 2014. Net interest income increased from $4,510,923 in the first six months of 2013 to $4,621,110 in 2014. This increase is due to an increase in average loans outstanding for the six month period ended June 30, 2014 versus the same period in 2013 and is also associated with the Bank’s net charge off recoveries in 2014. The payoff of previously charged off nonaccrual loans recaptured the interest on those loans that had not been recorded since the loans were put on nonaccrual status. Overall assets yields have decreased as a result of lower yields on loans. Loan yields decreased slightly from 5.80% in the first six months of 2013 to 5.76% in 2014. Noninterest expenses increased 4.1% from $3,520,583 in the six months ended June 30, 2013, to $3,665,132 for the same period in 2014. Most of the increase is associated with salaries and employee benefits and fees paid on government guaranteed loans (Colson fees). Salaries and employee benefits increased from $1,871,496 in first six months of 2013 to $1,949,012 in 2014. Colson fees, which are included in other expense, increased from $87,419 in 2013 to $138,232 in 2014.

On June 30, 2014, Surrey Bancorp's assets totaled $250,056,330 compared to $240,918,977 on December 31, 2013. Net loans were $180,910,373 compared to $179,908,825 on December 31, 2013. This net increase was the result of a $1,149,490 increase in gross loans and a $147,942 net increase in the loan loss reserve. Real estate loans account for the increase, with construction loans representing most of the growth. There was a 34.6% increase in construction loans while other real estate loans collectively grew 0.2%. Overall gross loans increase 0.6%

Total deposits on June 30, 2014, were $203,356,899 compared to $195,800,961 at the end of 2013. This increase is attributable to a sizable increase in noninterest-bearing demand deposits accounts, which increased from $42,713,122 at December 31, 2013 to $49,731,847 at June 30, 2014. Overall, noninterest-bearing and interest-bearing demand deposits increased 7.2% from 2013 totals, while savings deposits, including money market accounts, increased 0.8%. Certificates of deposit increased 2.3% from December 31, 2013 totals.

Common stockholders’ equity increased by $1,399,690, or 4.61%, during the six months ended June 30, 2014. The increase is comprised of net income of $1,444,179 and adjustments to other comprehensive income of $46,468. Decreases included the payment and accrual of preferred dividends of $90,957. The net increase resulted in a common stock book value of $8.96 per share, up from $8.57 on December 31, 2013.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended June 30, 2014.

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

Investments in available for sale securities of $4,370,738 consisted of Government-sponsored enterprise obligations with maturities ranging from 8 to 32 months, corporate bonds with maturities of 4.25 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, and equity securities and mutual funds.

Loans

Net loans outstanding on June 30, 2014, were $180,910,373 compared to $179,908,825 on December 31, 2013. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 60.7% of the Bank's loans as of June 30, 2014, are fixed rate loans with 39.3% floating with the Bank's prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2014, were $203,356,899, compared to $195,800,961 on December 31, 2013. The June total consists of a base of approximately 12,682 accounts compared to 12,742 accounts at December 31, 2013. Interest-bearing accounts represent 75.5% of June 30, 2014 period end deposits versus 78.2% at December 31, 2013.

Federal Funds Purchased

The Company had no federal funds purchased at June 30, 2014 or December 31, 2013. Federal funds purchased were not utilized due to the adequate liquidity resulting from the increase in deposits.

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

		Minimum
		Required
		For Capital
		Adequacy
	Ratio	Purposes

June 30, 2014:
Total Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.86%	8.0%
Surrey Bank & Trust	21.63%	8.0%
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.60%	4.0%
Surrey Bank & Trust	20.37%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	13.73%	4.0%
Surrey Bank & Trust	13.53%	4.0%

December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.90%	8.0%
Surrey Bank & Trust	21.46%	8.0%
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.64%	4.0%
Surrey Bank & Trust	20.20%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	13.58%	4.0%
Surrey Bank & Trust	13.31%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	June 30,	December 31,
	2014	2013

Nonaccrual loans	$3,060,049	$3,800,327
Loans past due 90 days and still accruing	84,701	35,439
Foreclosed assets	134,111	-
Total	$3,278,861	$3,835,766
Total assets	$250,056,330	$240,918,977

Ratio of nonperforming assets to total assets	1.31%	1.59%

At June 30, 2014, the Bank had loans totaling $3,060,049 in nonaccrual status. Approximately $2,265,970 of the nonaccrual loans were current at the end of June. All of the loans past due 90 days and still accruing are less than 120 days past due. All the loans are secured loans. The guaranteed portion of nonaccrual loans at June 30, 2014 is $1,778,584. Foreclosed assets at June 30, 2014 primarily consist of 1-4 family dwellings. Loans that were considered impaired but were still accruing interest at June 30, 2014, including troubled debt restructurings, totaled $1,993,603. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $422,764 at June 30, 2014, or 8.4% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	June 30,	December 31,
	2014	2013

Construction and development	$244,821	$318,111
1-4 family residential	443,306	386,564
Nonfarm, nonresidential	2,814,048	2,912,421
Commercial and industrial	1,542,363	2,499,531
Consumer	9,114	2,991
Total impaired and nonaccrual	$5,053,652	$6,119,618
Guaranteed portion	$2,342,110	$2,235,481

At June 30, 2014, consumer loans totaling $36,932 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at June 30, 2014 and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	June 30, 2014		December 31, 2013
Construction and development	$8,554,036	4.65%	$6,353,787	3.47%
1-4 family residential	40,112,807	21.78%	40,203,978	21.97%
Multi-family	1,335,218	0.73%	1,515,239	0.83%
Farmland	2,304,060	1.25%	2,219,688	1.21%
Nonfarm, nonresidential	60,709,768	32.97%	60,316,018	32.96%
Total real estate	113,015,889	61.38%	110,608,710	60.44%

Agricultural	422,791	0.23%	107,974	0.06%
Commercial and industrial	65,638,983	35.64%	66,612,984	36.40%
Consumer	5,072,907	2.75%	5,685,407	3.10%
Total loans	$184,150,570	100.00%	$183,015,075	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower's actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $58,783,599 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $46,392,553 at June 30, 2014. Loan guarantees by loan class are below:

	June 30,	Guaranteed Portion
	2014	Amount	Percentage
Construction and development	$8,554,036	$67,692	0.79%
1-4 family residential	40,112,807	618,454	1.54%
Multi-family	1,335,218	7,586	0.57%
Farmland	2,304,060	820,393	35.61%
Nonfarm, nonresidential	60,709,768	26,875,544	44.27%
Total real estate	113,015,889	28,389,669	25.12%

Agricultural	422,791	-	-%
Commercial and industrial	65,638,983	18,002,884	27.43%
Consumer	5,072,907	-	-%
Total loans	$184,150,570	$46,392,553	25.19%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $6,064,973 at June 30, 2014. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $9,486,954 at June 30, 2014.

The consolidated provision for loan losses was a recapture of $6,575 for the first six months of 2014 compared to a provision of $135,796 for the same period in 2013. Significant charge off recoveries, in comparison to 2013, resulted in the provision decrease.

The reserve for loan losses on June 30, 2014, was $3,523,292 or 1.90% of period end loans. This percentage is derived from total loans. Approximately $58,784,000 of total loans outstanding at June 30, 2014, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.55% of outstanding loans.  At December 31, 2013 the loan loss reserve percentage was 1.84% of total loans and 2.49% of loans net of government guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The level of reserve is established based upon management's evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. That portion did decrease during the first six months of 2014 due to changes in the loan portfolio. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank's asset quality affected by these environmental factors.  The following table is a summary of loans past due at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$27,775	$-	$-	$-
1-4 family residential	1,282,831	224,781	709,803	173,786
Nonfarm, non-residential	719,090	137,512	529,447	791,148
Commercial and industrial	385,441	277,201	86,673	929,552
Consumer	176,843	29,744	172,230	20,742
Other loans	-	-	-	-
	$2,591,980	$669,238	$1,498,153	$1,915,228
Non-accrual loans included above	$209,542	$584,537	$249,344	$1,879,790
Guaranteed portion	$635,520	$324,895	$288,601	$1,193,581

Ratio to total loans	1.41%	0.81%	0.82%	1.05%
Ratio to total loans, net of guarantees	1.42%	0.41%	0.89%	0.53%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues decreased slightly from December 31, 2013 to June 30, 2014. The decrease is in the 90 day plus time frame.

Net of loan guarantees, total past dues have increased from $1,931,199 at December 31, 2013, to $2,300,803 at June 30, 2014, or 19.1%. Total past due loans at June 30, 2014 consist of seventy-seven loans with an average balance of $42,353, compared to seventy-seven loans at December 31, 2013, with an average balance of $44,330. Loans over $250,000 delinquent at June 30, 2014 and December 31, 2013 amounted to $869,473 and $1,549,868, respectively. The June 2014 and December 2013 totals consist of three and four loans, respectively, two of which are the same. The guaranteed portion of these loans at June 30, 2014 and December 31, 2013, is $421,824 and $1,218,890, respectively.

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

At June 30, 2014, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $54,425,354 compared to $47,637,441 at December 31, 2013. Deposit growth in excess of increases in gross loan account for the increase in liquidity. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $35,500,000. At June 30, 2014, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $11,009,000 of which $7,750,000 of advances had been taken down at June 30, 2014.

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

Surrey Bancorp

Date: August 12, 2014	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2014	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)