Form 10-Q
period 2014-09-30
SURREY BANCORP
filed 2014-11-13
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2014

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

On November 13, 2014 there were 3,549,665 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	September 2014	December 2013
Assets
Cash and due from banks	$6,459,134	$7,424,593
Interest-bearing deposits with banks	36,586,067	34,351,505
Federal funds sold	1,212,475	1,311,641
Investment securities available for sale	4,366,600	4,549,702
Restricted equity securities	617,969	676,799
Loans, net of allowance for loan losses of $3,653,226 at September 30, 2014 and $3,375,350 at December 31, 2013	188,813,973	179,908,825
Property and equipment, net	4,427,047	4,440,215
Foreclosed assets	141,336	-
Accrued income	1,045,785	966,042
Goodwill	120,000	120,000
Bank owned life insurance	5,582,055	5,462,336
Other assets	3,502,995	1,707,319
Total assets	$252,875,436	$240,918,977

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$51,438,861	$42,713,122
Interest-bearing	153,281,689	153,087,839
Total deposits	204,720,550	195,800,961

Long-term debt	7,750,000	7,750,000
Dividends payable	46,233	790,259
Accrued interest payable	200,292	123,558
Other liabilities	3,876,236	2,236,573
Total liabilities	216,593,311	206,701,351

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A, issued and outstanding with no par value, 4.5% convertible non-cumulative,perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D, issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,542,984 shares issued and outstanding at September 30, 2014 and December 31, 2013	12,061,153	12,061,153
Retained earnings	20,350,766	18,329,089
Accumulated other comprehensive income (loss)	1,399	(41,423)
Total stockholders’ equity	36,282,125	34,217,626
Total liabilities and stockholders’ equity	$252,875,436	$240,918,977

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Nine months ended September 30, 2014 and 2013 (Unaudited)

	2014	2013
Interest income
Loans and fees on loans	$7,908,742	$7,795,380
Federal funds sold	2,036	1,601
Investment securities available for sale, taxable	45,837	40,820
Investment securities available for sale, dividends	10,656	9,715
Deposits with banks	69,381	57,384
Total interest income	8,036,652	7,904,900

Interest expense
Deposits	816,409	890,412
Fed funds purchased	19	80
Short-term debt	-	38,543
Long-term debt	218,019	217,990
Total interest expense	1,034,447	1,147,025
Net interest income	7,002,205	6,757,875

Provision for loan losses	132,952	148,113
Net interest income after provision for loan losses	6,869,253	6,609,762

Noninterest income
Service charges on deposit accounts	598,988	652,230
Gain on the sale of government guaranteed loans	127,362	229,130
Realized gain (loss) on the sale of investment securities	(1,670)	5,297
Fees on loans delivered to correspondents	18,464	66,816
Other service charges and fees	499,856	422,731
Income from bank owned life insurance	119,720	121,992
Other operating income	579,865	569,985
Total noninterest income	1,942,585	2,068,181

Noninterest expense
Salaries and employee benefits	2,869,549	2,782,830
Occupancy expense	339,324	320,925
Equipment expense	204,098	180,123
Data processing	341,079	312,171
Foreclosed assets, net	12,770	29,200
Postage, printing and supplies	143,987	145,304
Professional fees	323,384	283,744
FDIC insurance premiums	89,503	75,694
Other expense	1,094,460	1,068,569
Total noninterest expense	5,418,154	5,198,560
Net income before income taxes	3,393,684	3,479,383

Income tax expense	1,234,817	1,290,881
Net income	2,158,867	2,188,502

Preferred stock dividends	(137,190)	(137,190)
Net income available to common stockholders	$2,021,677	$2,051,312

Basic earnings per common share	$0.57	$0.58
Diluted earnings per common share	$0.52	$0.52
Basic weighted average common shares outstanding	3,542,984	3,542,984
Diluted weighted average common shares outstanding	4,178,933	4,176,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Three months ended September 30, 2014 and 2013 (Unaudited)

	2014	2013
Interest income
Loans and fees on loans	$2,684,694	$2,574,613
Federal funds sold	682	696
Investment securities available for sale, taxable	13,430	14,020
Investment securities available for sale, dividends	3,525	3,694
Deposits with banks	22,137	18,681
Total interest income	2,724,468	2,611,704

Interest expense
Deposits	269,901	291,280
Long-term debt	73,472	73,472
Total interest expense	343,373	364,752
Net interest income	2,381,095	2,246,952

Provision for loan losses	139,527	12,317
Net interest income after provision for loan losses	2,241,568	2,234,635

Noninterest income
Service charges on deposit accounts	197,443	215,170
Realized gain on the sale of securities	873	-
Fees on loans delivered to correspondents	12,347	31,496
Other service charges and fees	177,806	150,787
Income from bank owned life insurance	40,236	41,226
Other operating income	200,066	174,483
Total noninterest income	628,771	613,162

Noninterest expense
Salaries and employee benefits	920,537	911,334
Occupancy expense	115,069	102,167
Equipment expense	70,981	59,488
Data processing	130,002	99,878
Foreclosed assets, net	5,466	4,895
Postage, printing and supplies	47,039	46,371
Professional fees	115,523	71,173
FDIC insurance premiums	30,320	28,826
Other expense	318,085	353,845
Total noninterest expense	1,753,022	1,677,977
Net income before income taxes	1,117,317	1,169,820

Income tax expense	402,629	433,937
Net income	714,688	735,883

Preferred stock dividends	(46,233)	(46,233)
Net income available to common stockholders	$668,455	$689,650

Basic earnings per common share	$0.19	$0.19
Diluted earnings per common share	$0.17	$0.18
Basic weighted average common shares outstanding	3,542,984	3,542,984
Diluted weighted average common shares outstanding	4,180,983	4,176,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Three and Nine months ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$714,688	$735,883	$2,158,867	$2,188,502

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	(4,561)	22,094	65,750	27,349
Tax effect	1,492	(8,038)	(24,030)	(9,396)
Reclassification of (gains) losses recognized in net income	(873)	-	1,670	(5,297)
Tax effect	296	-	(568)	1,801
	(3,646)	14,056	42,822	14,457
Comprehensive income	$711,042	$749,939	$2,201,689	$2,202,959

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Nine months ended September 30, 2014 and 2013 (Unaudited)

	2014	2013
Cash flows from operating activities
Net income	$2,158,867	$2,188,502
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	203,536	185,873
Gain on sale of property and equipment	(3,406)	(100)
Gain on the sale of government guaranteed loans	(127,362)	(229,130)
(Gain) loss on the sale of securities	1,670	(5,297)
Gain on the sale of foreclosed assets	(3,466)	(33,520)
Provision for loan losses	132,952	148,113
Deferred income tax expense (benefit)	(3,828)	5,673
Accretion of discount on securities, net of amortization of premiums	21	31
Increase in cash surrender value of life insurance	(119,719)	(121,992)
Changes in assets and liabilities:
Accrued income	(79,743)	(32,273)
Other assets	(1,595,392)	(1,391,473)
Accrued interest payable	76,734	68,371
Other liabilities	1,418,609	1,654,254
Net cash provided by operating activities	2,059,473	2,437,032

Cash flows from investing activities
Net increase in interest-bearing deposits with banks	(2,234,562)	(2,965,131)
Net (increase) decrease in federal funds sold	99,166	(500,732)
Purchases of investment securities	(1,137,854)	(2,100,582)
Maturities of investment securities	1,255,282	1,054,828
Redemption of restricted equity securities	59,000	61,800
Purchase of restricted equity securities	(170)	(215)
Net increase in loans	(9,088,199)	(5,131,864)
Proceeds from the sale of investment securities	131,403	47,268
Proceeds from the sale of foreclosed assets	39,591	478,703
Purchases of property and equipment	(192,537)	(81,570)
Proceeds from the sale of property and equipment	5,575	100
Net cash used in investing activities	(11,063,305)	(9,137,395)

Cash flows from financing activities
Net increase in deposits	8,919,589	5,872,033
Dividends paid	(881,216)	(137,063)
Net cash provided by financing activities	8,038,373	5,734,970
Net decrease in cash and cash equivalents	(965,459)	(965,393)
Cash and due from banks, beginning	7,424,593	5,973,042
Cash and due from banks, ending	$6,459,134	$5,007,649

Supplemental disclosures of cash flow information
Interest paid	$957,713	$1,078,654
Taxes paid	$1,486,722	$1,354,255

Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$177,461	$42,200
Proceeds from the sale of guaranteed loan previously recorded as short term debt	$-	$3,743,820

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2014 and 2013 (Unaudited)

	Preferred Stock		Common Stock	Retained	Accumulated Other Comprehensive
	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2013	$3,868,807	3,542,984	$12,061,153	$16,367,187	$(59,846)	$32,237,301

Net income	-	-	-	2,188,502	-	2,188,502
Other comprehensive income	-	-	-	-	14,457	14,457

Dividends declared and accrued on convertible
Series A preferred stock ($.47 per share)	-	-	-	(89,225)	-	(89,225)
Dividends declared and accrued on convertible
Series D preferred stock ($.26 per share)	-	-	-	(47,965)	-	(47,965)
Balance, September 30, 2013	$3,868,807	3,542,984	$12,061,153	$18,418,499	$(45,389)	$34,303,070

Balance, January 1, 2014	$3,868,807	3,542,984	$12,061,153	$18,329,089	$(41,423)	$34,217,626

Net income	-	-	-	2,158,867	-	2,158,867
Other comprehensive income	-	-	-	-	42,822	42,822
Dividends declared and accrued on convertible
Series A preferred stock ($.47 per share)	-	-	-	(89,225)		(89,225)
Dividends declared and accrued on convertible
Series D preferred stock ($.26 per share)	-	-	-	(47,965)		(47,965)
Balance, September 30, 2014	$3,868,807	3,542,984	$12,061,153	$20,350,766	$1,399	$36,282,125

See Notes to Consolidated Financial Statements

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of September 30, 2014, the results of its operations and comprehensive income for the nine and three months ended September 30, 2014 and 2013, and its changes in stockholders’ equity and cash flows for the nine months ended September 30, 2014 and 2013.  These adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2013, included in the Company’s Form 10-K. The balance sheet at December 31, 2013, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2014 and December 31, 2013, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded at September 30, 2014 and December 31, 2013.

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

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

Debt and equity securities have been classified in the balance sheets according to management’s intent.  The amortized costs of securities available for sale and their approximate fair values at September 30, 2014 and December 31, 2013 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
Government-sponsored enterprises	$3,500,000	$2,830	$3,980	$3,498,850
Mortgage-backed securities	26,796	690	-	27,486
Corporate bonds	300,000	-	48,000	252,000
Equities and mutual funds	540,107	51,692	3,535	588,264
	$4,366,903	$55,212	$55,515	$4,366,600

December 31, 2013
Government-sponsored enterprises	$3,500,000	$795	$2,030	$3,498,765
Mortgage-backed securities	32,099	1,022	-	33,121
Corporate bonds	550,000	-	99,000	451,000
Equities and mutual funds	535,326	43,260	11,770	566,816
	$4,617,425	$45,077	$112,800	$4,549,702

At September 30, 2014 and December 31, 2013, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law.  The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities.  Actual maturities of these bonds may vary as the underlying mortgages are prepaid.  The investment in equities and mutual funds by nature have no maturity date and are classified as due in one year or less. The scheduled maturities of securities (all available for sale) at September 30, 2014, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,540,107	$1,589,674
Due after one year through five years	2,810,966	2,760,588
Due after five years through ten years	6,145	6,346
Due after ten years	9,685	9,992
	$4,366,903	$4,366,600

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks and market volatility as it relates to equity and mutual fund investments at September 30, 2014 and December 31, 2013.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Government-sponsored enterprises	$999,180	$820	$996,840	$3,160	$1,996,020	$3,980
Corporate bonds	-	-	252,000	48,000	252,000	48,000
Equities and mutual funds	38,766	2,681	106,963	854	145,729	3,535
	$1,037,946	$3,501	$1,355,803	$52,014	$2,393,749	$55,515

December 31, 2013
Government-sponsored enterprises	$1,497,970	$2,030	$-	$-	$1,497,970	$2,030
Corporate bonds	-	-	451,000	99,000	451,000	99,000
Equities and mutual funds	245,218	11,770	-	-	245,218	11,770
	$1,743,188	$13,800	$451,000	$99,000	$2,194,188	$112,800

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are two securities in the portfolio at September 30, 2014, with unrealized losses for a period greater than 12 months. One of these securities also had unrealized losses for a period greater than 12 months at December 31, 2013. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The Company had realized losses of $1,670 from the sales of equity and mutual fund investment securities for the nine month period ended September 30, 2014, and realized gains of $5,297 from the sales of equity and mutual fund investment securities for the nine month periods ended September 30, 2013. Total proceeds from the sales amounted to $131,403 and $47,268 in 2014 and 2013, respectively. The Company had realized gains $873 from the sales of equity and mutual fund investment securities for the three month period ended September 30, 2014. Total proceeds from the sales amounted to $7,912.  There were no such gains or losses in the third quarter of 2013.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share for the nine and three months ended September 30, 2014 and 2013 were calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

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

At September 30, 2014, the Company had commitments to extend credit, including unused lines of credit of approximately $43,863,000 and letters of credit outstanding of $2,293,819.

NOTE 5.	LOANS

The major components of loans in the balance sheets at September 30, 2014 and December 31, 2013 are below.

	2014	2013
Commercial	$69,456,737	$66,612,984
Real estate:
Construction and land development	10,988,313	6,353,787
Residential, 1-4 families	40,577,088	40,203,978
Residential, 5 or more families	1,310,589	1,515,239
Farmland	2,615,837	2,219,688
Nonfarm, nonresidential	61,894,643	60,316,018
Agricultural	560,570	107,974
Consumer, net of discounts of $13,843 in 2014 and $10,931 in 2013	5,009,585	5,685,407
	192,413,362	183,015,075
Deferred loan origination costs, net of (fees)	53,837	269,100
	192,467,199	183,284,175
Allowance for loan losses	(3,653,226)	(3,375,350)
	$188,813,973	$179,908,825

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $17,596,000 and $17,376,000 at September 30, 2014 and December 31, 2013, respectively.

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the nine months ended September 30, 2014 and 2013 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total
September 30, 2014

Allowance for credit losses:
Beginning balance	$73,000	$617,629	$753,050	$1,708,962	$181,309	$41,400	$3,375,350
Charge-offs	-	(76,891)	(1,778)	(3,506)	(41,118)	-	(123,293)
Recoveries	-	1,463	80,314	153,121	33,319	-	268,217
Provision	79,100	157,076	(10,304)	(81,778)	(22,042)	10,900	132,952
Ending balance	$152,100	$699,277	$821,282	$1,776,799	$151,468	$52,300	$3,653,226

Ending balance: individually evaluated for impairment	$-	$86,377	$120,382	$257,699	$-	$-	$464,458
Ending balance: collectively evaluated for impairment	$152,100	$612,900	$700,900	$1,519,100	$151,468	$52,300	$3,188,768

Loans Receivable:
Ending balance	$10,988,313	$40,577,088	$61,894,643	$69,456,737	$5,009,585	$4,486,996	$192,413,362

Ending balance: individually evaluated for impairment	$243,827	$632,885	$2,779,367	$1,547,309	$-	$-	$5,203,388
Ending balance: collectively evaluated for impairment	$10,744,486	$39,944,203	$59,115,276	$67,909,428	$5,009,585	$4,486,996	$187,209,974

September 30, 2013

Allowance for credit losses:
Beginning balance	$86,300	$668,700	$801,999	$1,604,510	$198,789	$42,800	$3,403,098
Charge-offs	-	(26,967)	(166,517)	(51,028)	(67,988)	-	(312,500)
Recoveries	533	402	1,357	34,719	24,138	-	61,149
Provision	(4,833)	38,717	185,598	(86,871)	15,702	(200)	148,113
Ending balance	$82,000	$680,852	$822,437	$1,501,330	$170,641	$42,600	$3,299,860

Ending balance: individually evaluated for impairment	$-	$11,652	$201,637	$167,530	$-	$-	$380,819
Ending balance: collectively evaluated for impairment	$82,000	$669,200	$620,800	$1,333,800	$170,641	$42,600	$2,919,041

Loans Receivable:
Ending balance	$4,941,654	$38,040,049	$61,366,016	$67,225,422	$6,071,806	$3,900,689	$181,545,636

Ending balance: individually evaluated for impairment	$85,562	$330,199	$3,128,863	$2,285,488	$-	$-	$5,830,112
Ending balance: collectively evaluated for impairment	$4,856,092	$37,709,850	$58,237,153	$64,939,934	$6,071,806	$3,900,689	$175,715,524

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of September 30, 2014 and December 31, 2013 and the recognized interest income per the related period:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no related allowance recorded:
Construction and development	$243,827	$243,827	$-	$244,180	$12,272
1-4 family residential	314,469	314,469	-	314,443	9,758
Nonfarm, nonresidential	1,923,773	1,923,773	-	1,940,162	54,896
Commercial and industrial	145,690	145,690	-	150,845	7,204
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	2,627,759	2,627,759	-	2,649,630	84,130

With an allowance recorded:
Construction and development	$-	$-	$-	$-	$-
1-4 family residential	318,416	318,416	86,377	322,206	8,419
Nonfarm, nonresidential	855,594	855,594	120,382	856,947	416
Commercial and industrial	1,401,619	1,401,619	257,699	1,394,728	6,208
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	2,575,629	2,575,629	464,458	2,573,881	15,043

Combined:
Construction and development	$243,827	$243,827	$-	$244,180	$12,272
1-4 family residential	632,885	632,885	86,377	636,649	18,177
Nonfarm, nonresidential	2,779,367	2,779,367	120,382	2,797,109	55,312
Commercial and industrial	1,547,309	1,547,309	257,699	1,545,573	13,412
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	$5,203,388	$5,203,388	$464,458	$5,223,511	$99,173

December 31, 2013
With no related allowance recorded:
Construction and development	$318,111	$318,111	$-	$320,260	$21,825
1-4 family residential	263,562	263,562	-	261,364	21,295
Nonfarm, nonresidential	2,095,645	2,165,883	-	2,144,605	120,322
Commercial and industrial	1,359,371	1,561,253	-	1,393,077	71,409
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	4,036,689	4,308,809	-	4,119,306	234,851

With an allowance recorded:
Construction and development	$-	$-	$-	$-	$-
1-4 family residential	74,205	74,205	10,829	77,144	4,300
Nonfarm, nonresidential	816,776	816,776	131,950	930,060	24,653
Commercial and industrial	1,140,160	1,140,160	206,162	1,163,698	47,393
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	2,031,141	2,031,141	348,941	2,170,902	76,346

Combined:
Construction and development	$318,111	$318,111	$-	$320,260	$21,825
1-4 family residential	337,767	337,767	10,829	338,508	25,595
Nonfarm, nonresidential	2,912,421	2,982,659	131,950	3,074,665	144,975
Commercial and industrial	2,499,531	2,701,413	206,162	2,556,775	118,802
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	$6,067,830	$6,339,950	$348,941	$6,290,208	$311,197

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2014

Construction and development	$-	$-	$-	$-	$10,988,313	$10,988,313	$-
1-4 family residential	1,008,525	416,263	271,749	1,696,537	38,880,551	40,577,088	46,253
Nonfarm, nonresidential	67,839	135,326	858,018	1,061,183	60,833,460	61,894,643	-
Commercial and industrial	145,230	67,530	1,367,177	1,579,937	67,876,800	69,456,737	-
Consumer	65,594	19,947	58,004	143,545	4,866,040	5,009,585	41,742
Other loans	108,688	-	-	108,688	4,378,308	4,486,996	-
Total	$1,395,876	$639,066	$2,554,948	$4,589,890	$187,823,472	$192,413,362	$87,995
Percentage of total loans	0.73%	0.33%	1.33%	2.39%	97.61%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	49,546	-	225,497	275,043	242,400	517,443
Nonfarm, nonresidential	-	61,491	797,084	858,575	427,282	1,285,857
Commercial and industrial	23,253	42,530	1,367,177	1,432,960	-	1,432,960
Consumer	-	-	16,262	16,262	-	16,262
Other loans	-	-	-	-	45,433	45,433
	$72,799	$104,021	$2,406,020	$2,582,840	$715,115	$3,297,955

December 31, 2013

Construction and development	-	-	-	-	6,353,787	6,353,787	-
1-4 family residential	544,559	165,244	173,786	883,589	39,320,389	40,203,978	-
Nonfarm, nonresidential	193,411	336,036	791,148	1,320,595	58,995,423	60,316,018	-
Commercial and industrial	84,145	2,528	929,552	1,016,225	65,596,759	66,612,984	15,837
Consumer	103,463	68,767	20,742	192,972	5,492,435	5,685,407	19,602
Other loans	-	-	-	-	3,842,901	3,842,901	-
Total	925,578	572,575	1,915,228	3,413,381	179,601,694	183,015,075	35,439
Percentage of total loans	0.51%	0.31%	1.05%	1.87%	98.13%	100.00%

Non-accruals included above
Construction and development	-	-	-	-	70,058	70,058
1-4 family residential	29,269	-	173,786	203,055	190,032	393,087
Nonfarm, nonresidential	85,646	-	791,148	876,794	1,222,090	2,098,884
Commercial and industrial	-	-	913,715	913,715	321,592	1,235,307
Consumer	259	547	1,141	1,947	1,044	2,991
Other loans	-	-	-	-	-	-
	$115,174	$547	$1,879,790	$1,995,511	$1,804,816	$3,800,327

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful
September 30, 2014

Construction and development	$10,988,313	$10,988,313	$-	$-	$-
1-4 family residential	40,577,088	40,041,722	535,366	-	-
Nonfarm, nonresidential	61,894,643	60,149,350	1,745,293	-	-
Commercial and industrial	69,456,737	68,017,962	1,438,775	-	-
Consumer	5,009,585	4,993,879	15,706	-	-
Other loans	4,486,996	4,486,996	-	-	-
	$192,413,362	$188,678,222	$3,735,140	$-	$-

Percentage of total loans	100.0%	98.1%	1.9%	-%	-%

Guaranteed portion of loans

Construction and development	$63,764	$63,764	$-	$-	$-
1-4 family residential	606,764	568,146	38,618	-	-
Nonfarm, nonresidential	26,902,197	25,964,502	937,695	-	-
Commercial and industrial	17,738,330	16,658,045	1,080,285	-	-
Consumer	-	-	-	-	-
Other loans	824,018	824,018	-	-	-
	$46,135,073	$44,078,475	$2,056,598	$-	$-

	Total	Pass Credits	Special Mention	Substandard	Doubtful
December 31, 2013

Construction and development	$6,353,787	$6,283,729	$70,058	$-	$-
1-4 family residential	40,203,978	39,586,647	617,331	-	-
Nonfarm, nonresidential	60,316,018	58,188,799	2,022,868	104,351	-
Commercial and industrial	66,612,984	64,556,331	2,056,653	-	-
Consumer	5,685,407	5,684,245	1,162	-	-
Other loans	3,842,901	3,842,901	-	-	-
	$183,015,075	$178,142,652	$4,768,072	$104,351	$-

Percentage of total loans	100.0%	97.3%	2.6%	0.1%	-%

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Total	Pass Credits	Special Mention	Substandard	Doubtful
Guaranteed portion of loans

Construction and development	$73,000	$73,000	$-	$-	$-
1-4 family residential	673,854	629,939	43,915	-	-
Nonfarm, nonresidential	26,835,404	26,063,658	771,746	-	-
Commercial and industrial	19,589,284	18,737,759	851,525	-	-
Consumer	-	-	-	-	-
Other loans	544,195	544,195	-	-	-
	$47,715,737	$46,048,551	$1,667,186	$-	$-

NOTE 7.	TROUBLED DEBT RESTRUCTURINGS

For the nine and three months ended September 30, 2014 and 2013, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended September 30, 2014			For the nine months ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	-	$-	$-	-	$-	$-
1-4 Family residential	1	167,797	167,797	4	327,724	331,425
Nonfarm, nonresidential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-

	For the three months ended September 30, 2013			For the nine months ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	-	$-	$-	-	$-	$-
1-4 Family residential	-	-	-	1	54,376	54,376
Nonfarm, nonresidential	-	-	-	1	145,219	145,219
Commercial and industrial	-	-	-	-	-	-

During the nine months ended September 30, 2014 and 2013, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral and discounted cash flows. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
September 30, 2014	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,499	$-	$3,499	$-
Mortgage-backed securities	28	-	28	-
Corporate bonds	252	-	-	252
Equities and mutual funds	588	588	-	-
Total assets at fair value	$4,367	$588	$3,527	$252

Total liabilities at fair value	$-	$-	$-	$-

(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,499	$-	$3,499	$-
Mortgage-backed securities	33	-	33	-
Corporate bonds	451	-	-	451
Equities and mutual funds	567	567	-	-
Total assets at fair value	$4,550	$567	$3,532	$451

Total liabilities at fair value	$-	$-	$-	$-

For the nine months ended September 30, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2014	2013
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$451	$443
Total unrealized gain (loss) included in income	-	-
Total unrealized gain (loss) included in other comprehensive income	51	8
Bonds called	(250)	-
Balance, September 30	$252	$451

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	FAIR VALUE, CONTINUED

The change in the fair value of corporate bond assets for the three month periods ended September 30, 2014 and 2013 was $6,000 and $1,500, respectively.

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

(in thousands)
September 30, 2014	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$1,144	$-	$-	$1,144
Loans-nonfarm, non-residential	735	-	-	735
Loans-1-4 family residential	232	-	-	232
Foreclosed assets	141	-	-	141
Servicing assets	353	-	-	353
Total assets at fair value	$2,605	$-	$-	$2,605
Total liabilities at fair value	$-	$-	$-	$-

(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Loans-commercial and industrial	$934	$-	$-	$934
Loans-nonfarm, non-residential	685	-	-	685
Loans-1-4 family residential	63	-	-	63
Servicing assets	261	-	-	261
Total assets at fair value	$1,943	$-	$-	$1,943
Total liabilities at fair value	$-	$-	$-	$-

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Financial Instruments – Assets
Loans, net	$188,814	$194,004	$-	$-	$194,004

Financial Instruments-Liabilities
Deposits	204,721	202,154	-	58,361	143,793
Long-Term Debt	7,750	8,078	-	-	8,078

December 31, 2013
Financial Instruments – Assets
Loans, net	$179,909	$179,531	-		$179,531

Financial Instruments-Liabilities
Deposits	195,801	171,649	-	56,645	151,004
Long-Term Debt	7,750	8,100	-	-	8,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp's financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended September 30, 2014, was $668,455 or $0.17 per diluted share outstanding, compared to a $689,650 or $0.18 per diluted share outstanding, for the same period in 2013. Earnings for the three months ended September 30, 2014, are approximately 3.1% lower than for the same period in 2013. The decrease results from an increase in the provision for loan losses.  The provision for loan losses increased from $12,317 in the third quarter of 2013 to $139,527 in 2014. This increase is due to loan growth in the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. In the third quarter of 2014 gross loans increased $8,262,792 compared to a decrease of $2,061,965 in 2013. At September 30, 2014, the guaranteed portion of loans equaled 23.9% of total loans compared to 25.1% at June 30, 2014. This reduction in the percentage of guaranteed loans indicates that a majority of loan growth during the quarter was in non-guaranteed loans, requiring larger reserves. Net charge offs amounted to $9,592 in third quarter of 2014 compared to net charge offs of $143,830 in the third quarter of 2013, a $134,238 difference. The reduction in net charge offs served as an offset to reserves increased due to growth and a reduction in the percentage of loans carrying government guarantees.

Net interest income increased from $2,246,952 in the third quarter of 2013 to $2,381,095 in 2014. This increase is due to loan growth. Asset yields increased from 4.73% to 4.75% from the quarters ended September 2013 to September 2014 even though there was a decrease in the average earning asset mix from higher yielding loans to lower yielding deposits in other banks. Loan yields increased from 5.61% in the third quarter of 2013 to 5.80% in the third quarter of 2014, enough to offset the change in earning asset mix. A reduction in the cost of deposits from the third quarter of 2013 to 2014 also contributed to the increase in the net interest margin. The cost of funds decreased from 0.73% in the third quarter of 2013 to 0.66% in the third quarter of 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest income increased from $613,162 in the third quarter of 2013 to $628,771 in 2014. The increase results from an increase in other service charges and fees and other operating income. Other service charges and fees increased from $150,787 in 2013 to $177,806 in 2014 as a result of an increase in the Bank’s fee structure. Other operating income increased from $174,483 in 2013 to $200,066 in 2014 due to increased revenue from the Bank’s investment and insurance subsidiary, Surrey Investment Service, Inc. Noninterest expenses increased 4.5% from $1,677,977 in the third quarter of 2013, to $1,753,022 in 2014. The increase is primarily due to increased data processing expense and professional fees. Data processing fees increased 30.1% from $99,878 in 2013 to $130,002 in 2014, primarily due to increased communication cost and growth. Increases in professional fees result from increased legal fees and internal audit fees.

Net income available for common stockholders for the nine months ended September 30, 2014, was $2,021,677 or $0.52 per diluted share outstanding compared to $2,051,912 or $0.52 per diluted share outstanding for the same period in 2013. This represents a 1.4% decrease in earnings for the first nine months of 2014 compared to the same period in 2013. Earnings for the period remained flat although net interest income increased 3.6% from $6,757,875 in 2013 to $7,002,205 in 2014. This increase is due to an increase in average loans outstanding for the nine month period ended September 30, 2014 versus the same period in 2013 and is also associated with the Bank’s net charge off recoveries in 2014. The payoff of previously charged off nonaccrual loans recaptured the interest on those loans that had not been recorded since the loans were put on nonaccrual status. Overall assets yields have decreased as a result of a change in the asset mix from 2013 to 2014. Loan yields remained unchanged from 5.73% in the first nine months of 2013 but average loans outstanding as a percentage of total average assets decreased resulting in a decrease in total asset yields from 4.83% in 2013 to 4.67% in 2014. The provision for loan losses decreased from $148,113 in the first nine months of 2013 to $132,952 for the same period in 2014 although loans growth almost doubled from loan growth in the first nine months of 2013. The increased loan growth was offset by a reduction in net loan charge offs from $251,351 during the first nine month period of 2013 to net loan charge off recoveries $144,924 in 2014. Noninterest income decreased from $2,068,181 in 2013 to $1,942,585 in 2014. Most of this decrease is due to gains on the sale of government guaranteed loans which decreased from $229,130 in 2013 to $127,362 in 2014. Noninterest expenses increased 4.2% from $5,198,560 in the nine months ended September 30, 2013, to $5,418,154 for the same period in 2014. Most of the increase is associated with salaries and employee benefits, professional fees, data processing fees and fees paid on government guaranteed loans (Colson fees). Salaries and employee benefits increased from $2,782,830 in first nine months of 2013 to $2,869,549 in 2014. Processing fees increased from $312,171 in 2013 to $341,079 in 2014, primarily due to communication cost and growth. Increases in professional fees include legal and audit fees which collectively increased from $283,744 in 2013 to $323,384 in 2014.  Colson fees, which are included in other expense, increased from $118,553 in 2013 to $174,162 in 2014.

On September 30, 2014, Surrey Bancorp's assets totaled $252,875,436 compared to $240,918,977 on December 31, 2013. Net loans were $188,813,973 compared to $179,908,825 on December 31, 2013. This net increase was the result of a $9,183,024 increase in loans and a $277,876 net increase in the loan loss reserve. Real estate and commercial loans account for the increase, with construction loans representing most of the growth. There was a 72.9% increase in construction loans while other real estate loans collectively grew 2.1%. Commercial loans increased by 4.3%. Overall gross loans increase 5.1%

Total deposits on September 30, 2014, were $204,720,550 compared to $195,800,961 at the end of 2013. This increase is attributable to a sizable increase in noninterest-bearing demand deposits accounts, which increased from $42,713,122 at December 31, 2013 to $51,438,861 at September 30, 2014. Overall, noninterest-bearing and interest-bearing demand deposits increased 8.7% from 2013 totals, while savings deposits, including money market accounts, increased 5.6%. Certificates of deposit increased 0.4% from December 31, 2013 totals.

Common stockholders’ equity increased by $2,064,499, or 6.03%, during the nine months ended September 30, 2014. The increase is comprised of net income of $2,158,867 and adjustments to other comprehensive income of $42,822. Decreases included the declaration and accrual of preferred dividends of $137,190. The net increase resulted in a common stock book value of $9.15 per share, up from $8.57 on December 31, 2013.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended September 30, 2014.

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

Investments in available for sale securities of $4,366,600 consisted of Government-sponsored enterprise obligations with maturities ranging from 5 to 29 months, corporate bonds with maturities of 4.00 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, and equity securities and mutual funds.

Loans

Net loans outstanding on September 30, 2014, were $188,813,973 compared to $179,908,825 on December 31, 2013. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 62.4% of the Bank's loans as of September 30, 2014, are fixed rate loans with 37.6% floating with the Bank's prime rate or other appropriate internal or external indices.

Deposits

Deposits on September 30, 2014, were $204,720,550, compared to $195,800,961 on December 31, 2013. The September total consists of a base of approximately 12,669 accounts compared to 12,742 accounts at December 31, 2013. Interest-bearing accounts represent 74.9% of September 30, 2014 period end deposits versus 78.2% at December 31, 2013.

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

	Ratio	Minimum Required For Capital Adequacy Purposes
September 30, 2014:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.12%	8.0%
Surrey Bank & Trust	20.76%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.86%	4.0%
Surrey Bank & Trust	19.50%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.89%	4.0%
Surrey Bank & Trust	13.66%	4.0%

December 31, 2013:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.90%	8.0%
Surrey Bank & Trust	21.46%	8.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.64%	4.0%
Surrey Bank & Trust	20.20%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.58%	4.0%
Surrey Bank & Trust	13.31%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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
Nonperforming assets are detailed below.

	September 30, 2014	December 31, 2013

Nonaccrual loans	$3,297,955	$3,800,327
Loans past due 90 days and still accruing	87,995	35,439
Foreclosed assets	141,336	-
Total	$3,527,286	$3,835,766
Total assets	$252,875,436	$240,918,977

Ratio of nonperforming assets to total assets	1.39%	1.59%

At September 30, 2014, the Bank had loans totaling $3,297,955 in nonaccrual status. Nonaccrual loans totaling $715,115 were current at the end of September. All of the loans past due 90 days and still accruing are less than 120 days past due. All the loans are secured loans. The guaranteed portion of nonaccrual loans at September 30, 2014 is $1,787,579. Foreclosed assets at September 30, 2014 primarily consist of 1-4 family dwellings. Loans that were considered impaired but were still accruing interest at September 30, 2014, including troubled debt restructurings, totaled $1,956,937. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $464,458 at September 30, 2014, or 8.8% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	September 30, 2014	December 31, 2013

Construction and development	$243,827	$318,111
1-4 family residential	660,395	386,564
Nonfarm, nonresidential	2,779,368	2,912,421
Commercial and industrial	1,547,309	2,499,531
Consumer	23,994	2,991
Total impaired and nonaccrual	$5,254,893	$6,119,618
Guaranteed portion	$2,330,661	$2,235,481

At September 30, 2014, consumer loans totaling $51,504 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at September 30, 2014 and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	September 30, 2014		December 31, 2013
Construction and development	$10,988,313	5.71%	$6,353,787	3.47%
1-4 family residential	40,577,088	21.09%	40,203,978	21.97%
Multi-family	1,310,589	0.68%	1,515,239	0.83%
Farmland	2,615,837	1.36%	2,219,688	1.21%
Nonfarm, nonresidential	61,894,643	32.17%	60,316,018	32.96%
Total real estate	117,386,470	61.01%	110,608,710	60.44%

Agricultural	560,570	0.29%	107,974	0.06%
Commercial and industrial	69,456,737	36.10%	66,612,984	36.40%
Consumer	5,009,585	2.60%	5,685,407	3.10%
Total loans	$192,413,362	100.00%	$183,015,075	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower's actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $58,109,778 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $46,135,073 at September 30, 2014. Loan guarantees by loan class are below:

	September 30,	Guaranteed Portion
	2014	Amount	Percentage
Construction and development	$10,988,313	$63,764	0.58%
1-4 family residential	40,577,088	606,764	1.50%
Multi-family	1,310,589	8,536	0.65%
Farmland	2,615,837	815,482	31.17%
Nonfarm, nonresidential	61,894,643	26,902,197	43.46%
Total real estate	117,386,470	28,396,743	24.19%

Agricultural	560,570	-	-%
Commercial and industrial	69,456,737	17,738,330	25.54%
Consumer	5,009,585	-	-%
Total loans	$192,413,362	$46,135,073	23.98%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $9,255,565, or 4.81% of total loans at September 30, 2014. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $10,014,334, or 5.20% of total loans at September 30, 2014.

The consolidated provision for loan losses was $132,952 for the first nine months of 2014 compared to a provision of $148,113 for the same period in 2013. Significant charge off recoveries, in comparison to 2013, resulted in the provision decrease even though loans increased over $10,867,000 from September 30, 2013 totals.

The reserve for loan losses on September 30, 2014, was $3,653,226 or 1.89% of period end loans. This percentage is derived from total loans. Approximately $58,110,000 of total loans outstanding at September 30, 2014, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.49% of outstanding loans.  At December 31, 2013 the loan loss reserve percentage was 1.84% of total loans and 2.49% of loans net of government guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The level of reserve is established based upon management's evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. That portion did decrease during the first nine months of 2014 due to changes in the loan portfolio. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank's asset quality affected by these environmental factors.  The following table is a summary of loans past due at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$-	$-	$-	$-
1-4 family residential	1,424,788	271,749	709,803	173,786
Nonfarm, non-residential	203,165	858,018	529,447	791,148
Commercial and industrial	212,760	1,367,177	86,673	929,552
Consumer	85,541	58,004	172,230	20,742
Other loans	108,688	-	-	-
	$2,034,942	$2,554,948	$1,498,153	$1,915,228
Non-accrual loans included above	$176,820	$2,406,020	$249,344	$1,879,790
Guaranteed portion	$100,344	$1,631,830	$288,601	$1,193,581

Ratio to total loans	1.06%	1.33%	0.82%	1.05%
Ratio to total loans, net of guarantees	1.32%	0.63%	0.89%	0.53%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased from December 31, 2013 to September 30, 2014. The increase is in both 30-89 days and 90 day plus time frame. The largest increase is in 1-4 family residential loans which increased $812,948. Two loans make up $684,589 of the increase in 1-4 family residential delinquencies.

Net of loan guarantees, total past dues have increased from $1,931,199 at December 31, 2013, to $2,857,716 at September 30, 2014, or 47.9%. Total past due loans at September 30, 2014 consist of sixty-eight loans with an average balance of $67,498, compared to seventy-seven loans at December 31, 2013, with an average balance of $44,330. Loans over $250,000 delinquent at September 30, 2014 and December 31, 2013 amounted to $2,207,348 and $1,549,868, respectively. The September 2014 and December 2013 totals consist of six and four loans, respectively, three of which are the same. The guaranteed portion of these loans at September 30, 2014 and December 31, 2013, is $1,210,568 and $1,218,890, respectively.

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

At September 30, 2014, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $48,624,276 compared to $47,637,441 at December 31, 2013. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $35,500,000. At September 30, 2014, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $11,367,000 of which $7,750,000 had been advanced at September 30, 2014.

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

Surrey Bancorp

Date: November 13, 2014	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)