Form 10-K
period 2014-12-31
SURREY BANCORP
filed 2015-03-27
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20429

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _____________

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

3,549,665 shares of the Registrant’s common stock were issued and outstanding as of March 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2014, is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15.  The registrant’s Proxy Statement dated April 2, 2015, is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area.  The majority of such customers are depositors.  The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $5,700,000.  Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: residential real estate, real estate leasing and development, fabricated metal products manufacturing, accommodations, utilities, heavy construction, repairs and maintenance industries, nursing and residential care facilities, motion picture and sound recording industries, trucking, amusement facilities and various manufacturing industries. Total loans and loan commitments to these industry groups at December 31, 2014 and 2013 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2014	2013
Real Estate	$28,172,000	$20,635,000
Fabricated Metal Products Manufacturing	11,380,000	10,622,000
Accommodations	10,059,000	10,401,000
Heavy and Civil Engineering Construction	9,306,000	7,007,000
Truck Transportation	7,542,000	6,352,000
Repair and Maintenance Industries	7,450,000	6,839,000
Nursing and Residential Care Facilities	6,538,000	6,567,000
Utilities	6,037,000	7,786,000
Motion Picture and Sound Recording Industries	5,942,000	6,358,000
Amusement, Gambling, and Recreation Industries	5,576,000	5,732,000
Construction of Buildings	5,505,000	4,570,000
Miscellaneous Manufacturing	4,632,000	4,556,000
Wood Product Manufacturing	4,485,000	4,235,000
Motor Vehicle and Parts Dealers	4,120,000	4,190,000
Specialty Trade Contractors	3,416,000	3,159,000
Personal and Laundry Services	2,455,000	2,518,000
Crop Farming	2,254,000	1,831,000
Educational Services	2,153,000	861,000
Nonmetallic Mineral Product Manufacturing	2,137,000	2,461,000
Building Material and Garden Equipment Dealers	2,080,000	1,250,000
Offices of Physicians	1,977,000	2,254,000
Gasoline Stations	1,925,000	1,712,000
Animal Production	1,805,000	1,942,000
Food Service and Drinking Places	1,587,000	1,918,000
Religious, Grant Making, Civic Organizations	1,511,000	1,664,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2014.

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

Federal Regulation

Surrey Bancorp is a bank holding company that is subject to regulation, supervision and regular examinations by the Federal Reserve.  As a bank holding company, Surrey Bancorp is subject to regulation, supervision and regular examinations by the Federal Reserve.   The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve for the acquisition of more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. In addition, the Bank Holding Company Act restricts the extension of credit to any bank holding company by its subsidiary bank. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or own or control more than five percent of the voting shares of any company that is not a bank. The Federal Reserve has deemed limited activities to be closely related to banking and therefore permissible for a bank holding company.

Under prior Federal Reserve policy as now codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), Surrey Bancorp is expected to act as a source of financial strength for Surrey Bank & Trust and to commit resources to support the Bank.  This support may be required at times when Surrey Bancorp might not be inclined to provide it.  In addition, any capital loans made by Surrey Bancorp to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.

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

Reserve Requirements.   Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts.  During 2014, no reserves were required to be maintained on the first $13.3 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $13.3 million and $89.0 million, and additional reserves were required to be maintained on aggregate balances in excess of $89.0 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2015, no reserves will be required to be maintained on the first $14.5 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $14.5 million and $103.6 million, and additional reserves are required on aggregate balances in excess of $103.6 million in an amount equal to 10.0% of the excess.  Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank bearing nominal interest, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income.  As of December 31, 2014, the Bank met its reserve requirements.

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

Deposit Insurance Assessments.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 permanently raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  To obtain this deposit protection, banks must pay assessments to the FDIC.  The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the Deposit Insurance Fund will incur a loss with respect to that bank.  Banks assigned to higher risk classifications (that is, banks that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk.  The FDIC determines the deposit insurance assessment rates on the basis of a bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized” (that would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the DIF of the FDIC. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the DIF.  In addition, the FDIC can impose special assessments in certain instances.  Until 2010, a bank's assessment base was roughly equal to its total domestic deposits.  As required by the Dodd-Frank Act, however, the FDIC amended its regulations effective April 2011 to define a bank's assessment base as its average consolidated total assets minus its average tangible equity.  This amendment also revised the insurance assessment rate schedule for banks. The new schedule charges a rate of from 0.025% to 0.09% at the lowest assessment category up to a maximum assessment of 0.45% on a bank's average deposit base.  In an effort to encourage banks to limit the FDIC’s exposure, the new insurance assessment rate formula also:

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

The Dodd-Frank Act established a statutory minimum reserve ratio of 1.35% of insured deposits for the Deposit Insurance Fund by September 30, 2020.  On December 20, 2010, the FDIC increased the minimum reserve ratio to 2.0% and has maintained that level each year since. In order achieve these levels, the FDIC has issued special deposit insurance assessments and raised deposit insurance rates. In addition, the Dodd-Frank Act authorizes the FDIC to make additional special assessments and, for the first time in its history, charge examination fees.

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

Every bank holding company and bank has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%.  In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks.  The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio.  However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner.  As of December 31, 2014, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 13.93%, 20.29% and 21.55%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets.  The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities.  The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets.  As of December 31, 2014, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

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

State Regulation

As a North Carolina-chartered bank, the Bank is also subject to extensive supervision and regulation by the Commissioner. Effective October 1, 2013, the North Carolina banking laws were rewritten and recodified.  Under the revised banking laws, the Commissioner continues to enforce specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks. Among other things, the approval of the Commissioner is generally required before a North Carolina-chartered commercial bank may establish branch offices, merge with another financial institution, or liquidate or sell substantially all of its assets.

Change of control.  North Carolina banking laws provide that no person may directly or indirectly purchase or acquire voting stock of the Bank that would result in the change in control of the Bank unless the Commissioner has approved the acquisition.  A person will be deemed to have acquired "control" of the Bank if that person directly or indirectly (i) owns, controls or has power to vote 10% or more of the voting stock of the Bank, or (ii) otherwise possesses the power to direct or cause the direction of the management and policy of the Bank.

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

•	Increased Capital Standards and Enhanced Supervision. In July 2014, the Board of Governors of the Federal Reserve System announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rule requires banking organizations to hold more and higher quality capital to act as a financial cushion to absorb losses, taking into account the impact of risk. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations, such as the Company and the Bank, will not begin until January 2015, while the phase-in period for larger banks starts in January 2014. Increases in capital requirements could result in a material impact on the Company and the Bank.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers, and is expected to standardize certain consumer products and to require banks to provide expanded access to account, transaction and fee information. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd- Frank Act also allows depository institutions to pay interest on demand deposits.

•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. The Company does not believe the Dodd-Frank Act will materially impact the current compensation policies at the Company and Bank.

•	Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital (with an exception for certain small bank holding companies). TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009, such as the Company, are exempt from these capital deductions.

•	De Novo Interstate Branching. The Dodd-Frank Act removes restrictions on interstate branching and allows banks to establish branch offices in any state if the laws of that state permit a bank chartered in that state to establish the branch office. This provision may increase competition with the Bank by out-of-state financial institutions.

•	Shareholder Voting. The Dodd-Frank Act requires, at least once every three years, a non-binding shareholder vote on executive compensation. Shareholders must also be given a non-binding vote on the frequency of such “say-on-pay” votes. If shareholders are asked to vote on a merger transaction, they must also be permitted a non-binding vote on any compensation paid to the company’s named executive officers in connection with the transaction. The Act also prohibits brokers from voting on any of these proposals without customer instructions.

•
Volker Rule.  On December 13, 2013, the Federal Reserve, the FDIC, and other regulatory agencies adopted the final rule implementing Section 13 of the Bank Holding Company Act.  The so-called Volcker Rule generally prohibits, subject to exceptions, certain banking entities from (i) engaging in proprietary trading and (ii) acquiring or retaining ownership interests in, or acting as sponsors to, certain hedge funds and private equity funds. Certain trading and fund activity is expressly permitted – notably, underwriting activities, market-making related activities, and risk-mitigating hedging activities. The Volker Rule is not expected to have any impact on the Company since it does not engage in any trading or fund activity.

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

Basel III capital framework

In 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

The major provisions of the new rule applicable to the Company and the Bank are:

•	The new rule implements higher minimum capital requirements, includes a new common equity tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations with the intended purpose of better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets requirements are a common equity tier 1 capital ratio of 4.5 percent and a tier 1 capital ratio of 6.0 percent, which is an increase from 4.0 percent, and a total capital ratio that remains at 8.0 percent. The minimum leverage ratio (tier 1 capital to total assets) is 4.0 percent.

•	The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity tier 1 capital.

•	Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5 percent would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the well-capitalized thresholds.

•	The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Subsequently, the FDIC issued an “interim final rule” applicable to the Bank that is identical in substance to the final rules issued by the Federal Reserve described above. The Bank is required to begin compliance with the interim final rule on January 1, 2015.  Full implementation of the new capital framework must occur by 2018.

Compliance by the Company and the Bank with these new capital requirements will likely affect their respective operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to them.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had ten (10) officers, fifty-nine (64) full-time employees (including the officers), and fourteen (14) part-time employees as of December 31, 2014.

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

The Company is involved a as plaintiff or defendant in various legal actions arising in the course of business.  It is the opinion of management, after consultation with counsel, that the resolution of these legal actions will not have a material adverse effect on the Company's financial condition and results of operations.

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

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2014– Price Per Share		2013 – Price Per Share
	High	Low	High	Low
First Quarter	$12.75	$10.40	$8.75	$7.50
Second Quarter	$13.00	$12.00	$8.25	$7.65
Third Quarter	$14.75	$12.00	$11.00	$7.00
Fourth Quarter	$15.50	$13.00	$12.25	$9.10

The last sales price of the common stock on March 9, 2015 was $13.75. The approximate number of holders of the Company’s 3,549,665 shares of Common Stock as of December 31, 2014 is 1,400.  There are 189,356 shares of the Company’s Series A Preferred Stock issued and outstanding as of December 31, 2014. The preferred stock is non-cumulative and each share is convertible into 2.2955 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003. There are 181,154 shares of the Company’s Series D Preferred Stock issued and outstanding as of December 31, 2014. The preferred stock is non-cumulative and each share is convertible into 1.1000 shares of common stock. The preferred stock carries a dividend rate of 5.0% and has a liquidation value of $7.08 per share. The preferred stock was issued under a private placement in the fourth quarter of 2010.

Each holder of Common Stock is entitled to dividends paid by the Company when and if declared by the Board of Directors from funds legally available.  The determination and declaration of dividends is within the discretion of the Board of Directors subject to legal conditions. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the ability to pay cash dividends depends upon the cash dividends received from the subsidiary bank (Surrey Bank & Trust).  The Company’s only source of income is dividends paid by the Bank and interest income from excess funds invested in time deposits with the Bank. The Company must pay all of its operating expenses from funds that are received from the Bank.  North Carolina banking requires that dividends from a bank be paid out of the Bank’s retained earnings and prohibits the payment of cash dividends if payment of the dividend would cause the Bank's surplus to be less than 50% of its paid-in capital.  Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available from the Bank.  In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Subject to these restrictions, the Board of Directors will consider the payment of dividends when it is deemed prudent to do so.

On December 16, 2014, the Company declared a special cash dividend of $0.22 per share on its common stock, payable January 12, 2015, to shareholders of record as of the close of business on December 29, 2014. This dividend was paid out of an $930,000 dividend payment to the Company from Surrey Bank & Trust.

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

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2014 attached as Exhibit 15 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2014 attached as Exhibit 15 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a “Smaller Reporting Company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2014 attached as Exhibit 15 to this Form 10-K.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2014, based on the 1992 framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2014, Surrey Bancorp’s internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2015.

The following table sets forth equity compensation plan information at December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,187	$12.06	-
Equity compensation plans not approved by security holders	NA	NA	NA
Total	22,187	$12.06	-

A description of the Company’s equity compensation plans is presented in Note 15 to the financial statements in the Registrant’s annual report to shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of the report:

2014 Annual Report To Stockholders Pages*
1. Consolidated Financial Statements

Consolidated Balance Sheets December 31, 2014 and 2013	3

Consolidated Statements of Income Years ended December 31, 2014 and 2013	4

Consolidated Statements of Comprehensive Income Years ended December 31, 2014 and 2013	5

Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2014 and 2013	6

Consolidated Statements of Cash Flows Years ended December 31, 2014 and 2013	7 – 8

Notes to Consolidated Financial Statements	9 – 39

Report of Independent Registered Public Accounting Firm	40

* Incorporated by reference from the indicated pages of the 2014 Annual Report to Stockholders

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

13.1
2014 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-K)
Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Elliott Davis Decosimo, PLLC	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101	Interactive Data Files	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized

SURREY BANCORP

3/27/15	s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

s/ Edward C. Ashby, III	Director, President and	3/27/15
Edward C. Ashby, III	Chief Executive Officer
(Principal Executive Officer)

s/ Mark H. Towe	Sr. Vice President and	3/27/15
Mark H. Towe	Chief Financial Officer
(Principal Financial Officer)

s/ Robert H. Moody	Chairman of the Board	3/27/15
Robert H. Moody

s/ Elizabeth Johnson Lovill	Director	3/27/15
Elizabeth Johnson Lovill

s/ Gene Rees	Director	3/27/15
Gene Rees

s/ Tamra W. Thomas	Director	3/27/15
Tamra W. Thomas

s/ Tom G. Webb	Director	3/27/15
Tom G. Webb

s/ Buddy Williams	Director	3/27/15
Buddy Williams