Form 10-Q
period 2015-03-31
SURREY BANCORP
filed 2015-05-14
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2015

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

On May 14, 2015 there were 3,549,665 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014 (Audited)

	March 2015	December 2014

Assets
Cash and due from banks	$5,401,971	$6,236,749
Interest-bearing deposits with banks	42,625,181	37,315,779
Federal funds sold	1,215,007	1,212,776
Investment securities available for sale	4,373,630	4,363,805
Restricted equity securities	629,209	618,109
Loans, net of allowance for loan losses of $3,419,908 at March 31, 2015 and $3,554,664 at December 31, 2014	189,141,256	189,549,072
Property and equipment, net	4,545,762	4,368,589
Foreclosed assets	175,526	280,821
Accrued income	1,001,168	997,681
Goodwill	120,000	120,000
Bank owned life insurance	5,013,006	5,623,087
Other assets	2,003,253	2,514,855
Total assets	$256,244,969	$253,201,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$53,981,233	$52,969,691
Interest-bearing	155,925,316	153,696,890
Total deposits	209,906,549	206,666,581

Long-term debt	6,250,000	6,250,000
Dividends payable	45,227	827,159
Accrued interest payable	133,070	110,261
Other liabilities	2,451,126	2,576,668
Total liabilities	218,785,972	216,430,669

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A issued and outstanding with no par value 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,549,665 shares issued and outstanding at March 31, 2015 and December 31, 2014	12,101,480	12,101,480
Retained earnings	21,491,516	20,808,309
Accumulated other comprehensive loss	(2,806)	(7,942)
Total stockholders’ equity	37,458,997	36,770,654
Total liabilities and stockholders’ equity	$256,244,969	$253,201,323

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Three months ended March 31, 2015 and 2014 (Unaudited)

	2015	2014
Interest income
Loans and fees on loans	$2,679,309	$2,592,470
Federal funds sold	691	684
Investment securities available for sale, taxable	16,807	16,262
Investment securities available for sale, dividends	2,234	3,617
Deposits with banks	20,837	19,610
Total interest income	2,719,878	2,632,643

Interest expense
Deposits	236,397	274,949
Fed funds purchased	-	17
Long-term debt	60,705	71,874
Total interest expense	297,102	346,840
Net interest income	2,422,776	2,285,803

Recapture of loan losses	(113,794)	(62,362)
Net interest income after recapture of loan losses	2,536,570	2,348,165

Noninterest income
Service charges on deposit accounts	191,344	199,084
Fees on loans delivered to correspondents	5,646	530
Other service charges and fees	171,193	146,016
Gain on the sale of investment securities	4,376	2,898
Income from bank owned life insurance	36,824	40,010
Insurance commissions	83,777	93,336
Brokerage commissions	79,041	47,132
Other operating income	53,033	52,922
Total noninterest income	625,234	581,928

Noninterest expense
Salaries and employee benefits	1,032,331	1,009,500
Occupancy expense	109,348	107,884
Equipment expense	62,896	58,871
Data processing	123,006	105,311
Foreclosed assets, net	38,844	(894)
Postage, printing and supplies	41,324	45,626
Professional fees	141,999	115,323
FDIC insurance premiums	24,458	29,626
Other expense	458,462	396,140
Total noninterest expense	2,032,668	1,867,387
Net income before income taxes	1,129,136	1,062,706

Income tax expense	400,702	386,306
Net income	728,434	676,400

Preferred stock dividends	(45,227)	(45,227)
Net income available to common stockholders	$683,207	$631,173

Basic earnings per common share	$0.19	$0.18
Diluted earnings per common share	$0.17	$0.16
Basic weighted average common shares outstanding	3,549,665	3,542,984
Diluted weighted average common shares outstanding	4,187,410	4,176,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2015 and 2014 (Unaudited)

	2015	2014

Net income	$728,434	$676,400

Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	12,825	4,565
Tax effect	(4,801)	(1,583)
Reclassification of gains recognized in net income	(4,376)	(2,898)
Tax effect	1,488	985
	5,136	1,069
Comprehensive income	$733,570	$677,469

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Three months ended March 31, 2015 and 2014 (Unaudited)

	2015	2014
Cash flows from operating activities
Net income	$728,434	$676,400
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	67,627	66,677
Gain on sale of property and equipment	(50)	(75)
Gain on the sale of securities	(4,376)	(2,898)
Loss on the sale of foreclosed assets	8,507	-
Recapture of loan losses	(113,794)	(62,362)
Deferred income tax expense (benefit)	(2,071)	(1,036)
Accretion of discount on securities, net of amortization of premiums	(103)	7
Increase in cash surrender value of life insurance	(36,824)	(40,010)
Life insurance proceeds	1,001,320	-
Changes in assets and liabilities:
Accrued income	(3,487)	10,813
Other assets	91,210	(31,738)
Accrued interest payable	22,809	29,029
Other liabilities	(60,807)	193,123
Net cash provided by operating activities	1,698,395	837,930

Cash flows from investing activities
Net increase in interest-bearing deposits with banks	(5,309,402)	(11,768,946)
Net (increase) decrease in federal funds sold	(2,231)	98,686
Purchases of investment securities	(1,009,610)	(1,011,509)
Maturities of investment securities	1,001,578	1,001,223
Redemption of restricted equity securities	-	59,000
Purchase of restricted equity securities	(11,100)	(60)
Net decrease in loans	481,474	798,931
Proceeds from the sale of investment securities	11,135	9,259
Proceeds from the sale of foreclosed assets	136,924	-
Purchases of property and equipment	(244,800)	(57,536)
Proceeds from the sale of property and equipment	50	75
Net cash used in investing activities	(4,945,982)	(10,870,877)

Cash flows from financing activities
Net increase in deposits	3,239,968	9,314,599
Dividends paid	(827,159)	(790,259)
Net cash provided by financing activities	2,412,809	8,524,340
Net decrease in cash and cash equivalents	(834,778)	(1,508,607)
Cash and due from banks, beginning	6,236,749	7,424,593
Cash and due from banks, ending	$5,401,971	$5,915,986

Supplemental disclosures of cash flow information
Interest paid	$274,293	$317,840
Taxes paid	$-	$63,722
Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$40,136	$144,521
Cash dividends declared but not paid	$45,227	$45,227

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2015 and 2014 (Unaudited)

	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive
	Amount	Shares	Amount	Earnings	Income (Loss)	Total

Balance, January 1, 2014	$3,868,807	$3,542,984	12,061,153	$18,329,089	$(41,423)	$34,217,626

Net income	-	-	-	676,400	-	676,400
Other comprehensive income	-	-	-	-	1,069	1,069

Dividends declared and accrued on convertible
Series A preferred stock ($.16 per share)	-	-	-	(29,415)	-	(29,415)
Dividends declared and accrued on convertible
Series D preferred stock ($.09 per share)	-	-	-	(15,812)	-	(15,812)
Balance, March 31, 2014	$3,868,807	$3,542,984	12,061,153	$18,960,262	$(40,354)	$34,849,868

Balance, January 1, 2015	$3,868,807	$3,549,665	12,101,480	$20,808,309	$(7,942)	$36,770,654

Net income	-	-	-	728,434	-	728,434
Other comprehensive income	-	-	-	-	5,136	5,136
Dividends declared and accrued on convertible
Series A preferred stock ($.16 per share)	-	-	-	(29,415)	-	(29,415)
Dividends declared and accrued on convertible
Series D preferred stock ($.09 per share)	-	-	-	(15,812)	-	(15,812)
Balance, March 31, 2015	$3,868,807	$3,549,665	12,101,480	$21,491,516	$(2,806)	$37,458,997
See Notes to Consolidated Financial Statements

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of March 31, 2015, the results of its operations and comprehensive income for the three months ended March 31, 2015 and 2014, and its changes in stockholders’ equity and cash flows for the three months ended March 31, 2015 and 2014.  These adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2014, included in the Company’s Form 10-K. The balance sheet at December 31, 2014, has been taken from the audited financial statements at that date.

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

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2014 contain a summary of the significant accounting policies.  The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.  See our Annual Report on Form 10-K for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2015 and December 31, 2014, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. Fixed rate loans are carried at the lower of cost or market. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded and held for sale at March 31, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements, continued

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Debt and equity securities have been classified in the balance sheets according to management’s intent.  The amortized costs of securities available for sale and their approximate fair values at March 31, 2015 and December 31, 2014 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2015
Government-sponsored enterprises	$3,497,609	$395	$5,524	$3,492,480
Mortgage-backed securities	24,008	704	-	24,712
Corporate bonds	300,000	-	30,000	270,000
Equities and mutual funds	557,986	38,684	10,232	586,438
	$4,379,603	$39,783	$45,756	$4,373,630

December 31, 2014
Government-sponsored enterprises	$3,500,000	$1,170	$4,640	$3,496,530
Mortgage-backed securities	25,592	715	-	26,307
Corporate bonds	300,000	-	45,000	255,000
Equities and mutual funds	552,635	42,900	9,567	585,968
	$4,378,227	$44,785	$59,207	$4,363,805

At March 31, 2015 and December 31, 2014, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law.  The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities.  Actual maturities of these bonds may vary as the underlying mortgages are prepaid.  The investment in equities and mutual funds by nature have no maturity date and are classified as due in one year or less. The scheduled maturities of securities (all available for sale) at March 31, 2015, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,057,986	$1,086,833
Due after one year through five years	3,306,866	3,271,574
Due after five years through ten years	5,546	5,685
Due after ten years	9,205	9,538
	$4,379,603	$4,373,630

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks and market volatility as it relates to equity and mutual fund investments at March 31, 2015 and December 31, 2014.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2015
Government-sponsored enterprises	$2,492,110	$5,499	$499,975	$25	$2,992,085	$5,524
Corporate bonds	-	-	270,000	30,000	270,000	30,000
Equities and mutual funds	144,979	9,753	53,261	479	198,240	10,232
	$2,637,089	$15,252	$823,236	$30,504	$3,460,325	$45,756

December 31, 2014
Government-sponsored enterprises	$1,995,360	$4,640	$-	$-	$1,995,360	$4,640
Corporate bonds	-	-	255,000	45,000	255,000	45,000
Equities and mutual funds	69,129	5,592	107,999	3,975	177,128	9,567
	$2,064,489	$10,232	$362,999	$48,975	$2,427,488	$59,207

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are two securities in the portfolio at March 31, 2015, with unrealized losses for a period greater than 12 months. One of these securities also had unrealized losses for a period greater than 12 months at December 31, 2014. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The Company had realized gains of $4,376 from the sales of equity and mutual fund investment securities for the three month period ended March 31, 2015, and realized gains of $2,898 from the sales of equity and mutual fund investment securities for the three month periods ended March 31, 2014. Total proceeds from the sales amounted to $11,135 and $9,259 in 2015 and 2014, respectively.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share for the three months ended March 31, 2015 and 2014 were calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

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

At March 31, 2015, the Company had commitments to extend credit, including unused lines of credit of approximately $43,318,000 and letters of credit outstanding of $2,414,247.

NOTE 5.	LOANS

The major components of loans in the balance sheets at March 31, 2015 and December 31, 2014 are below.

	2015	2014

Commercial	$52,969,456	$56,602,425
Real estate:
Construction and land development	5,788,579	10,061,249
Residential, 1-4 families	42,097,111	41,824,806
Residential, 5 or more families	1,229,561	1,109,586
Farmland	3,660,210	3,486,002
Nonfarm, nonresidential	81,314,177	74,275,793
Agricultural	633,283	675,474
Consumer, net of discounts of $13,915 in 2015 and $11,950 in 2014	4,743,081	4,997,023
	192,435,458	193,032,358
Deferred loan origination costs, net of (fees)	125,706	71,378
	192,561,164	193,103,736
Allowance for loan losses	(3,419,908)	(3,554,664)
	$189,141,256	$189,549,072

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $18,141,000 and $18,124,000 at March 31, 2015 and December 31, 2014, respectively.

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the three months ended March 31, 2015 and 2014 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

March 31, 2015

Allowance for credit losses:
Beginning balance	$160,100	$798,199	$1,067,315	$1,301,900	$158,750	$68,400	$3,554,664
Charge-offs	-	(47,169)	-	(897)	(35,562)	-	(83,628)
Recoveries	-	889	205	49,023	12,549	-	62,666
Provision	(68,000)	28,773	35,371	(137,135)	22,997	4,200	(113,794)
Ending balance	$92,100	$780,692	$1,102,891	$1,212,891	$158,734	$72,600	$3,419,908

Ending balance: individually evaluated for impairment	$-	$64,992	$113,491	$143,291	$-	$-	$321,774
Ending balance: collectively evaluated for impairment	$92,100	$715,700	$989,400	$1,069,600	$158,734	$72,600	$3,098,134

Loans Receivable:
Ending balance	$5,788,579	$42,097,111	$81,314,177	$52,969,456	$4,743,081	$5,523,054	$192,435,458

Ending balance: individually evaluated for impairment	$12,953	$706,295	$2,904,189	$1,052,132	$-	$242,361	$4,917,930
Ending balance: collectively evaluated for impairment	$5,775,626	$41,390,816	$78,409,988	$51,917,324	$4,743,081	$5,280,693	$187,517,528

March 31, 2014

Allowance for credit losses:
Beginning balance	$73,000	$617,629	753,050	$1,708,962	$181,309	$41,400	$3,375,350
Charge-offs	-	(77,957)	(1,778)	(3,283)	(14,460)	-	(97,478)
Recoveries	-	219	133	144,173	4,019	-	148,544
Provision	20,600	184,445	2,268	(279,273)	9,298	300	(62,362)
Ending balance	$93,600	$724,336	$753,673	$1,570,579	$180,166	$41,700	$3,364,054

Ending balance: individually evaluated for impairment	$-	$54,436	$132,173	$258,579	$-	$-	$445,188
Ending balance: collectively evaluated for impairment	$93,600	$669,900	$621,500	$1,312,000	$180,166	$41,700	$2,918,866

Loans Receivable:
Ending balance	$7,367,581	$39,564,157	$59,798,495	$66,457,837	$5,436,073	$3,491,934	$182,116,077

Ending balance: individually evaluated for impairment	$315,826	$556,204	$2,817,421	$2,514,876	$-	$-	$6,204,327
Ending balance: collectively evaluated for impairment	$7,051,755	$39,007,953	$56,981,074	$63,942,961	$5,436,073	$3,491,934	$175,911,750

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of March 31, 2015 and December 31, 2014 and the recognized interest income per the related period:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2015
With no related allowance recorded:
Construction and development	$12,953	$12,953	$-	$13,261	$265
1-4 family residential	474,593	474,593	-	482,174	5,467
Nonfarm, nonresidential	2,130,362	2,130,362	-	2,149,197	22,701
Commercial and industrial	743,378	879,937	-	764,445	2,071
Consumer	-	-	-	-	-
Other loans	242,361	242,361	-	243,371	3,885
	3,603,647	3,740,206	-	3,652,448	34,389

With an allowance recorded:
Construction and development	-	-	-	-	-
1-4 family residential	231,702	271,053	64,992	265,176	-
Nonfarm, nonresidential	773,827	773,827	113,491	776,175	-
Commercial and industrial	308,754	308,754	143,291	552,054	-
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	1,314,283	1,353,634	321,774	1,593,405	-

Combined:
Construction and development	12,953	12,953	-	13,261	265
1-4 family residential	706,295	745,646	64,992	747,350	5,467
Nonfarm, nonresidential	2,904,189	2,904,189	113,491	2,925,372	22,701
Commercial and industrial	1,052,132	1,188,691	143,291	1,316,499	2,071
Consumer	-	-	-	-	-
Other loans	242,361	242,361	-	243,371	3,885
	$4,917,930	$5,093,840	$321,774	$5,245,853	$34,389

December 31, 2014
With no related allowance recorded:
Construction and development	$13,536	$13,536	$-	$13,788	$2,710
1-4 family residential	174,314	174,314	-	174,882	7,269
Nonfarm, nonresidential	1,806,013	1,806,013	-	1,826,306	94,953
Commercial and industrial	844,682	844,682	-	986,462	9,452
Consumer	-	-	-	-	-
Other loans	228,111	228,111	-	228,884	15,244
	3,066,656	3,066,656	-	3,230,322	129,628

With an allowance recorded:
Construction and development	-	-	-	-	-
1-4 family residential	399,764	399,764	97,799	402,691	8,141
Nonfarm, nonresidential	852,925	852,925	117,215	852,872	358
Commercial and industrial	554,787	554,787	162,900	552,865	72
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	1,807,476	1,807,476	377,914	1,808,428	8,571

Combined:
Construction and development	13,536	13,536	-	13,788	2,710
1-4 family residential	574,078	574,078	97,799	577,573	15,410
Nonfarm, nonresidential	2,658,938	2,658,938	117,215	2,679,178	95,311
Commercial and industrial	1,399,469	1,399,469	162,900	1,539,327	9,524
Consumer	-	-	-	-	-
Other loans	228,111	228,111	-	228,884	15,244
	$4,874,132	$4,874,132	$377,914	$5,038,750	$138,199

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2015

Construction and development	$14,539	$-	$-	$14,539	$5,774,040	$5,788,579	$-
1-4 family residential	697,334	567,061	59,840	1,324,235	40,772,876	42,097,111	-
Nonfarm, nonresidential	55,113	243,365	663,902	962,380	80,351,797	81,314,177	-
Commercial and industrial	110,934	-	878,035	988,969	51,980,487	52,969,456	-
Consumer	149,748	58,551	28,182	236,481	4,506,600	4,743,081	27,059
Other loans	-	-	-	-	5,523,054	5,523,054	-
Total	$1,027,668	$868,977	$1,629,959	$3,526,604	$188,908,854	$192,435,458	$27,059
Percentage of total loans	0.53%	0.45%	0.85%	1.83%	98.17%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	159,100	214,322	59,841	433,263	95,071	528,334
Nonfarm, nonresidential	55,113	52,488	663,902	771,503	405,249	1,176,752
Commercial and industrial	-	-	878,035	878,035	55,310	933,345
Consumer	-	-	1,122	1,122	-	1,122
Other loans	-	-	-	-	-	-
	$214,213	$266,810	$1,602,900	$2,083,923	$555,630	$2,639,553

December 31, 2014

Construction and development	$94,736	$-	$-	$94,736	$9,966,513	$10,061,249	$-
1-4 family residential	362,406	274,595	172,981	809,982	41,014,824	41,824,806	-
Nonfarm, nonresidential	137,733	105,473	663,902	907,108	73,368,685	74,275,793	-
Commercial and industrial	63,744	20,476	1,271,937	1,356,157	55,246,268	56,602,425	-
Consumer	169,895	48,785	54,306	272,986	4,724,037	4,997,023	53,184
Other loans	-	-	-	-	5,271,062	5,271,062	-
Total	$828,514	$449,329	$2,163,126	$3,440,969	$189,591,389	$193,032,358	$53,184
Percentage of total loans	0.43%	0.23%	1.12%	1.78%	98.22%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	162,027	56,664	172,981	391,672	112,752	504,424
Nonfarm, nonresidential	133,147	-	663,902	797,049	395,558	1,192,607
Commercial and industrial	18,859	-	1,271,937	1,290,796	-	1,290,796
Consumer	-	-	1,122	1,122	-	1,122
Other loans	-	-	-	-	-	-
	$314,033	$56,664	$2,109,942	$2,480,639	$508,310	$2,988,949

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful

March 31, 2015

Construction and development	$5,788,579	$5,788,579	$-	$-	$-
1-4 family residential	42,097,111	41,282,941	762,112	52,058	-
Nonfarm, nonresidential	81,314,177	79,716,603	1,597,574	-	-
Commercial and industrial	52,969,456	52,005,812	963,644	-	-
Consumer	4,743,081	4,733,603	9,478	-	-
Other loans	5,523,054	5,507,916	15,138	-	-
	$192,435,458	$189,035,454	$3,347,946	$52,058	$-

Percentage of total loans	100.0%	98.2%	1.8%	-%	-%

Guaranteed portion of loans

Construction and development	$15,455	$15,455	$-	$-	$-
1-4 family residential	576,171	341,677	234,494	-	-
Nonfarm, nonresidential	35,034,171	34,208,947	825,224	-	-
Commercial and industrial	13,443,941	12,730,033	713,908	-	-
Consumer	-	-	-	-	-
Other loans	765,446	765,446	-	-	-
	$49,835,184	$48,061,558	$1,773,626	$-	$-

	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2014

Construction and development	$10,061,249	$10,061,249	$-	$-	$-
1-4 family residential	41,824,806	41,009,963	641,862	172,981	-
Nonfarm, nonresidential	74,275,793	72,657,724	1,618,069	-	-
Commercial and industrial	56,602,425	55,274,007	1,328,418	-	-
Consumer	4,997,023	4,996,479	544	-	-
Other loans	5,271,062	5,254,896	16,166	-	-
	$193,032,358	$189,254,318	$3,605,059	$172,981	$-

	100.0%	98.0%	1.9%	0.1%	-%

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Total	Pass Credits	Special Mention	Substandard	Doubtful

Guaranteed portion of loans

Construction and development	$15,604	$15,604	$-	$-	$-
1-4 family residential	584,842	306,212	278,630	-	-
Nonfarm, nonresidential	29,914,244	29,082,499	831,745	-	-
Commercial and industrial	13,858,258	12,877,497	980,761	-	-
Consumer	-	-	-	-	-
Other loans	768,869	760,786	8,083	-	-
	$45,141,817	$43,042,598	$2,099,219	$-	$-

NOTE 7.	TROUBLED DEBT RESTRUCTURINGS

For the three months ended March 31, 2015 and 2014, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	-	$-	$-	-	$-	$-
1-4 Family residential	-	-	-	3	159,927	163,627
Nonfarm, nonresidential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-

During the three months ended March 31, 2015 and 2014, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral and discounted cash flows. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
March 31, 2015	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,492	$-	$3,492	$-
Mortgage-backed securities	25	-	25	-
Corporate bonds	270	-	-	270
Equities and mutual funds	587	587	-	-
Total assets at fair value	$4,374	$587	$3,517	$270

(in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,497	$-	$3,497	$-
Mortgage-backed securities	26	-	26	-
Corporate bonds	255	-	-	255
Equities and mutual funds	586	586	-	-
Total assets at fair value	$4,364	$586	$3,523	$255

For the three months ended March 31, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2015	2014
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$255	$451
Total unrealized gain (loss) included in income	-	-
Total unrealized gain (loss) included in other comprehensive income	15	-
Bonds called	-	-
Balance, March 31	$270	$451

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	FAIR VALUE, CONTINUED

The change in the fair value of corporate bond assets for the three month period ended March 31, 2015 was $15,000. There was no change in the fair value for the three months period ended March 31, 2104.

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

(in thousands)
March 31, 2015	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial and industrial	$165	$-	$-	$165
Nonfarm, non-residential	660	-	-	660
1-4 family residential	167	-	-	167
Foreclosed assets	176	-	-	176
Servicing assets	348	-	-	348
Total assets at fair value	$1,516	$-	$-	$1,516

(in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial and industrial	$392	$-	$-	$392
Nonfarm, non-residential	736	-	-	736
1-4 family residential	302	-	-	302
Foreclosed assets	281	-	-	281
Servicing assets	350	-	-	350
Total assets at fair value	$2,061	$-	$-	$2,061

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Financial Instruments – Assets
Loans, net	$189,141	$196,053	$-	$-	$196,053

Financial Instruments-Liabilities
Deposits	209,907	205,987	-	65,516	140,471
Long-Term Debt	6,250	6,427	-	-	6,427

December 31, 2014
Financial Instruments – Assets
Loans, net	$189,549	$195,254	-	-	$195,254

Financial Instruments-Liabilities
Deposits	206,667	202,750	-	61,925	140,825
Long-Term Debt	6,250	6,486	-	-	6,486

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp's financial condition and results of operations for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended March 31, 2015, was $683,207 or $0.17 per diluted share outstanding, compared to a $631,173 or $0.16 per diluted share outstanding, for the same period in 2014. Earnings for the three months ended March 31, 2015, are approximately 8.2% higher than for the same period in 2014. The increase in earnings results from an increase in net interest income and an increase in the recapture of loan loss reserves.  Net interest income increased from $2,285,803 in the first quarter of 2014 to $2,422,776 in 2015. Most of this increase is due to loan growth. Average loans outstanding increased 4.7% from the first quarter of 2014 to 2015, or approximately $8,587,000. The net interest margin increased from 4.12% to 4.17% from 2014 to 2015 due to lower deposit costs. Asset yields dropped from 4.74% in 2014 to 4.68% in 2015 but the reduction was offset by a reduction in the cost of funds. The cost of funds decreased from 0.68% in the first quarter of 2014 to 0.57% in the first quarter of 2015. The recapture of loan loss reserves increased from a recapture of $62,362 in the first quarter of 2014 to a recapture of $113,794 in 2015. The recapture of reserve is partially due to a reduction in gross loans since the beginning of the year and an increase in the percentage of loans carrying government guarantees. Gross loans decreased $596,900 from December 31, 2014 to March 31, 2015. However, the percentage of loans carrying government guarantees increased from $45,141,818, or 23.4% of gross loans at the end of 2014 to $49,835,184, or 25.9% of gross loans at March 31, 2015. The decreased credit exposure resulted in lower reserves.

Noninterest income increased from $581,928 in the first quarter of 2014 to $625,234 in 2015. The increase primarily results from an increase in brokerage commissions from the Bank’s brokerage and investment subsidiary, Surrey Investment Services, Inc., and increased fees from debit card transactions. Brokerage commissions increased from $47,132 in the first quarter of 2014 to $79,041 in 2015. Debit card income, included in other service charges and fees, increased by approximately $21,000, or 21.1% from 2014 to 2015. Noninterest expenses increased 8.9% from $1,867,387 in the first quarter of 2014, to $2,032,668 in 2015. This increase was due to expenses associated with foreclosed assets. Increases in foreclosed assets expense, professional fees and other expense all increased as a result of cost required to take possession and dispose of foreclosed properties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

On March 31, 2015, Surrey Bancorp's assets totaled $256,244,969 compared to $253,201,323 on December 31, 2014. Net loans were $189,141,256 compared to $189,549,072 on December 31, 2014. This net decrease was the result of a $542,572 decrease in loans and net deferred fees and a $134,756 net decrease in the loan loss reserve. Construction and commercial loans account for the decrease, with nonfarm, nonresidential loans representing most of the growth. There was a 42.5% decrease in construction loans while other real estate loans collectively grew 2.5%. Commercial loans decreased by 6.4%. Overall gross loans decreased 0.3%

Total deposits on March 31, 2015, were $209,906,549 compared to $206,666,581 at the end of 2014. This increase is attributable to an increase in interest-bearing demand deposits accounts, which increased from $30,302,622 at December 31, 2014 to $33,925,416 at March 31, 2015. Overall, noninterest-bearing and interest-bearing demand deposits increased 5.6% from 2014 totals, while savings deposits, including money market accounts, increased 2.5%. Certificates of deposit decreased 3.0% from December 31, 2014 totals.

Common stockholders’ equity increased by $688,343, or 1.87%, during the three months ended March 31, 2015. The increase is comprised of net income of $728,434 and adjustments to other comprehensive income of $5,136. Decreases included the declaration and accrual of preferred dividends of $45,227. The net increase resulted in a common stock book value of $9.46 per share, up from $9.27 on December 31, 2014.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended March 31, 2015.

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

Investments in available for sale securities of $4,373,630 consisted of Government-sponsored enterprise obligations with maturities ranging from 5 to 34 months, corporate bonds with maturities of 3.50 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, and equity securities and mutual funds.

Loans

Net loans outstanding on March 31, 2015, were $189,141,256 compared to $189,549,072 on December 31, 2014. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 63.6% of the Bank's loans as of March 31, 2015, are fixed rate loans with 36.4% floating with the Bank's prime rate or other appropriate internal or external indices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

Deposits on March 31, 2015, were $209,906,549, compared to $206,666,581 on December 31, 2014. The March total consists of a base of approximately 12,778 accounts compared to 12,690 accounts at December 31, 2014. Interest-bearing accounts represent 74.3% of March 31, 2015 period end deposits versus 74.4% at December 31, 2014.

Stockholders' Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy requirements of federal regulatory authorities. Common Equity Tier I Capital “CET1” is a new regulatory ratio resulting from BASEL III. CET1 primarily consist of the Company’s and the Bank’s common shares, common share surplus, retained earnings and accumulated other comprehensive income. The Company’s and the Bank’s capital ratios are presented in the following table.

Ratio	Minimum Required For Capital Adequacy Purposes
March 31, 2015:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.93%	8.0%
Surrey Bank & Trust	21.58%	8.0%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.47%	5.0%
Surrey Bank & Trust	20.33%	5.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.68%	4.0%
Surrey Bank & Trust	20.33%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	14.37%	4.0%
Surrey Bank & Trust	14.11%	4.0%

December 31, 2014:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.55%	8.0%
Surrey Bank & Trust	21.11%	8.0%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	n/	a	n/	a
Surrey Bank & Trust	n/	a	n/	a
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.29%	4.0%
Surrey Bank & Trust	19.85%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.93%	4.0%
Surrey Bank & Trust	13.65%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	March 31, 2015	December 31, 2014

Nonaccrual loans	$2,639,553	$2,988,949
Loans past due 90 days and still accruing	27,059	53,185
Foreclosed assets	175,526	280,821
Total	$2,842,138	$3,322,955
Total assets	$256,244,969	$253,201,323

Ratio of nonperforming assets to total assets	1.11%	1.31%

At March 31, 2015, the Bank had loans totaling $2,639,553 in nonaccrual status. Nonaccrual loans totaling $555,630 were current at the end of March. The guaranteed portion of nonaccrual loans at March 31, 2015 is $1,338,866. Foreclosed assets at March 31, 2015 primarily consist of nonfarm, nonresidential properties. Loans that were considered impaired but were still accruing interest at March 31, 2015, including troubled debt restructurings, totaled $2,695,275. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $321,774 at March 31, 2015, or 6.0% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	March 31, 2015	December 31, 2014

Construction and development	$12,953	$13,536
1-4 family residential	1,104,813	601,587
Nonfarm, nonresidential	2,904,188	2,658,937
Commercial and industrial	1,052,132	1,399,470
Consumer	18,381	8,854
Other loans	242,361	228,111
Total impaired and nonaccrual	$5,334,828	$4,910,495
Guaranteed portion	$2,207,232	$2,090,348

At March 31, 2015, consumer loans totaling $415,778 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at March 31, 2015 and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	March 31, 2015		December 31, 2014
Construction and development	$5,788,579	3.01%	$10,061,249	5.21%
1-4 family residential	42,097,111	21.88%	41,824,806	21.67%
Multi-family	1,229,561	0.64%	1,109,586	0.57%
Farmland	3,660,210	1.90%	3,486,002	1.81%
Nonfarm, nonresidential	81,314,177	42.26%	74,275,793	38.48%
Total real estate	134,089,638	69.69%	130,757,436	67.74%

Agricultural	633,283	0.33%	675,474	0.35%
Commercial and industrial	52,969,456	27.52%	56,602,425	29.32%
Consumer	4,743,081	2.46%	4,997,023	2.59%
Total loans	$192,435,458	100.00%	$193,032,358	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower's actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $62,895,089 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $49,835,184 at March 31, 2015. Loan guarantees by loan class are below:

	March 31,	Guaranteed Portion
	2015	Amount	Percentage
Construction and development	$5,788,579	$15,455	0.27%
1-4 family residential	42,097,111	576,171	1.37%
Multi-family	1,229,561	7,569	0.62%
Farmland	3,660,210	757,877	20.71%
Nonfarm, nonresidential	81,314,177	35,034,171	43.08%
Total real estate	134,089,638	36,391,243	27.14%

Agricultural	633,283	-	-%
Commercial and industrial	52,969,456	13,443,941	25.38%
Consumer	4,743,081	-	-%
Total loans	$192,435,458	$49,835,184	25.90%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $1,956,921, or 1.02% of total loans at March 31, 2015. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $14,115,423, or 7.34% of total loans at March 31, 2015.

The consolidated recapture of loan losses was $113,794 for the first three months of 2015 compared to a recapture of $62,362 for the same period in 2014. Gross loans decreased $596,900 from December 31, 2014 to March 31, 2015. However, the percentage of loans carrying government guarantees increased from $45,141,818, or 23.4% of gross loans at the end of 2014 to $49,835,184, or 25.9% of gross loans at March 31, 2015. The decreased credit exposure resulted in lower reserves.

The reserve for loan losses on March 31, 2015, was $3,419,908 or 1.77% of period end loans. This percentage is derived from total loans. Approximately $62,895,000 of total loans outstanding at March 31, 2015, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.39% of outstanding loans.  At December 31, 2014 the loan loss reserve percentage was 1.83% of total loans and 2.40% of loans net of government guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The level of reserve is established based upon management's evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank's asset quality affected by these environmental factors.  The following table is a summary of loans past due at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$14,539	$-	$94,736	$-
1-4 family residential	1,264,395	59,841	637,000	172,981
Nonfarm, non-residential	298,478	663,902	243,206	663,902
Commercial and industrial	110,934	878,035	84,221	1,271,937
Consumer	208,300	28,181	218,680	55,428
Other loans	-	-	-	-
	$1,896,646	$1,629,959	$1,277,843	$2,164,248
Non-accrual loans included above	$481,023	$1,602,900	$370,697	$2,109,942
Guaranteed portion	$132,804	$1,163,058	$100,869	$1,935,839

Ratio to total loans	0.99%	0.85%	0.66%	1.12%
Ratio to total loans, net of guarantees	1.24%	0.33%	0.80%	0.15%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues increased slightly from December 31, 2014 to March 31, 2015. The increase is in the 30-89 day time frame, as the 90 day plus time frame decreased. The largest increase is in 1-4 family residential loans which increased $627,395. Three loans make up $585,469 of the increase in 1-4 family residential delinquencies.

Net of loan guarantees, total past dues have increased from $1,405,383 at December 31, 2014, to $2,230,743 at March 31, 2015, or 58.7%. Total past due loans at March 31, 2015 consist of forty-eight loans with an average balance of $73,470, compared to fifty-seven loans at December 31, 2014, with an average balance of $58,614. Loans over $250,000 delinquent at March 31, 2015 and December 31, 2014 amounted to $1,261,779 and $1,223,882, respectively. The March 2014 and December 2014 totals consist of three loans, respectively, two of which are the same. The guaranteed portion of these loans at March 31, 2015 and December 31, 2014, is $752,731 and $1,072,042, respectively.

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

At March 31, 2015, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $53,615,789 compared to $49,129,109 at December 31, 2014. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $35,500,000. At March 31, 2015, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $12,776,000 of which $6,250,000 had been advanced at March 31, 2015.

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

Surrey Bancorp

Date: May, 14, 2015	/s/ Edward C. Ashby, III

Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	/s/ Mark H. Towe

Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)