Form 10-Q
period 2015-06-30
SURREY BANCORP
filed 2015-08-13
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2015

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

On August 13, 2015 there were 3,549,665 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014 (Audited)

	June 2015	December 2014

Assets
Cash and due from banks	$6,110,887	$6,236,749
Interest-bearing deposits with banks	36,882,799	37,315,779
Federal funds sold	1,215,322	1,212,776
Investment securities available for sale	4,372,473	4,363,805
Restricted equity securities	524,889	618,109
Loans, net of allowance for loan losses of $3,686,569 at June 30, 2015 and $3,554,664 at December 31, 2014	189,881,404	189,549,072
Property and equipment, net	4,723,827	4,368,589
Foreclosed assets	193,801	280,821
Accrued income	1,063,955	997,681
Goodwill	120,000	120,000
Bank owned life insurance	5,049,751	5,623,087
Other assets	2,940,463	2,514,855
Total assets	$253,079,571	$253,201,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$54,431,532	$52,969,691
Interest-bearing	153,001,537	153,696,890
Total deposits	207,433,069	206,666,581

Long-term debt	4,250,000	6,250,000
Dividends payable	45,730	827,159
Accrued interest payable	140,516	110,261
Other liabilities	3,059,330	2,576,668
Total liabilities	214,928,645	216,430,669

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, 189,356 shares of Series A issued and outstanding with no par value 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,549,665 shares issued and outstanding	12,101,480	12,101,480
Retained earnings	22,185,722	20,808,309
Accumulated other comprehensive loss	(5,083)	(7,942)
Total stockholders’ equity	38,150,926	36,770,654
Total liabilities and stockholders’ equity	$253,079,571	$253,201,323

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Six months ended June 30, 2015 and 2014 (Unaudited)

	2015	2014
Interest income
Loans and fees on loans	$5,356,148	$5,224,048
Federal funds sold	1,363	1,354
Investment securities available for sale, taxable	34,085	32,407
Investment securities available for sale, dividends	6,119	7,131
Deposits with banks	47,997	47,244
Total interest income	5,445,712	5,312,184

Interest expense
Deposits	467,168	546,508
Fed funds purchased	3	19
Long-term debt	118,464	144,547
Total interest expense	585,635	691,074
Net interest income	4,860,077	4,621,110

Recapture of loan losses	(43,496)	(6,575)
Net interest income after recapture of loan losses	4,903,573	4,627,685

Noninterest income
Service charges on deposit accounts	399,665	401,545
Gain on the sale of government guaranteed loans	-	127,362
Fees on loans delivered to correspondents	27,808	6,117
Other service charges and fees	359,488	322,050
Gain (loss) on the sale of investment securities	4,376	(2,543)
Income from bank owned life insurance	73,569	79,484
Insurance commissions	215,315	254,226
Brokerage commissions	102,460	89,651
Other operating income	67,568	35,922
Total noninterest income	1,250,249	1,313,814

Noninterest expense
Salaries and employee benefits	1,991,930	1,949,012
Occupancy expense	228,578	224,255
Equipment expense	127,256	133,117
Data processing	231,208	211,077
Foreclosed assets, net	85,611	7,304
Postage, printing and supplies	106,641	96,948
Professional fees	248,005	207,861
FDIC insurance premiums	56,539	59,183
Other expense	794,282	776,375
Total noninterest expense	3,870,050	3,665,132
Net income before income taxes	2,283,772	2,276,367

Income tax expense	815,402	832,188
Net income	1,468,370	1,444,179

Preferred stock dividends	(90,957)	(90,957)
Net income available to common stockholders	$1,377,413	$1,353,222

Basic earnings per common share	$0.39	$0.38
Diluted earnings per common share	$0.35	$0.35
Basic weighted average common shares outstanding	3,549,665	3,542,984
Diluted weighted average common shares outstanding	4,187,334	4,176,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Three months ended June 30, 2015 and 2014 (Unaudited)

	2015	2014
Interest income
Loans and fees on loans	$2,676,839	$2,631,578
Federal funds sold	672	670
Investment securities available for sale, taxable	17,278	16,145
Investment securities available for sale, dividends	3,885	3,514
Deposits with banks	27,160	27,634
Total interest income	2,725,834	2,679,541

Interest expense
Deposits	230,771	271,559
Fed funds purchased	3	2
Long-term debt	57,759	72,673
Total interest expense	288,533	344,234
Net interest income	2,437,301	2,335,307

Provision for loan losses	70,298	55,787
Net interest income after provision for loan losses	2,367,003	2,279,520

Noninterest income
Service charges on deposit accounts	208,321	202,461
Gain on the sale of government guaranteed loans	-	127,362
Fees on loans delivered to correspondents	22,162	5,587
Other service charges and fees	188,295	176,034
Loss on the sale of investment securities	-	(5,441)
Income from bank owned life insurance	36,745	39,474
Insurance commissions	131,538	124,168
Brokerage commissions	23,419	42,519
Other operating income	14,535	19,722
Total noninterest income	625,015	731,886

Noninterest expense
Salaries and employee benefits	959,599	939,512
Occupancy expense	119,230	116,371
Equipment expense	64,360	74,246
Data processing	108,202	105,766
Foreclosed assets, net	46,767	8,198
Postage, printing and supplies	65,317	51,322
Professional fees	106,006	92,538
FDIC insurance premiums	32,081	29,557
Other expense	335,820	380,235
Total noninterest expense	1,837,382	1,797,745
Net income before income taxes	1,154,636	1,213,661

Income tax expense	414,700	445,882
Net income	739,936	767,779

Preferred stock dividends	(45,730)	(45,730)
Net income available to common stockholders	$694,206	$722,049

Basic earnings per common share	$0.20	$0.20
Diluted earnings per common share	$0.18	$0.18
Basic weighted average common shares outstanding	3,549,665	3,542,984
Diluted weighted average common shares outstanding	4,187,257	4,176,919

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Three and Six months ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$739,936	$767,779	$1,468,370	$1,444,179

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	(2,615)	65,746	10,211	70,311
Tax effect	338	(23,939)	(4,464)	(25,522)
Reclassification of (gains) losses recognized in net income	-	5,441	(4,376)	2,543
Tax effect	-	(1,849)	1,488	(864)
	(2,277)	45,399	2,859	46,468
Comprehensive income	$737,659	$813,178	$1,471,229	$1,490,647

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Six months ended June 30, 2015 and 2014 (Unaudited)

	2015	2014
Cash flows from operating activities
Net income	$1,468,370	$1,444,179
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	134,855	133,858
Gain on sale of property and equipment	(50)	(406)
Gain on the sale of government guaranteed loans	-	(127,362)
(Gain) loss on the sale of securities	(4,376)	2,543
(Gain) loss on the sale of foreclosed assets	9,620	(3,465)
Recapture of loan losses	(43,496)	(6,575)
Deferred income tax benefit	(630)	(1,026)
(Accretion) of discount on securities, net of amortization of premiums	(304)	14
Increase in cash surrender value of life insurance	(73,569)	(79,484)
Life insurance proceeds	1,001,320	-
Changes in assets and liabilities:
Accrued income	(66,274)	(49,030)
Other assets	(847,103)	(1,063,577)
Accrued interest payable	30,255	58,257
Other liabilities	547,397	724,995
Net cash provided by operating activities	2,156,015	1,032,921

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	432,980	(7,519,758)
Net (increase) decrease in federal funds sold	(2,546)	99,487
Purchases of investment securities	(1,012,202)	(1,127,843)
Maturities of investment securities	1,002,913	1,253,612
Redemption of restricted equity securities	104,400	59,000
Purchase of restricted equity securities	(11,180)	(130)
Net increase in loans	(419,410)	(1,024,672)
Proceeds from the sale of investment securities	11,135	123,491
Proceeds from the sale of foreclosed assets	207,974	26,415
Purchases of property and equipment	(490,093)	(98,944)
Proceeds from the sale of property and equipment	50	2,575
Net cash used in investing activities	(175,979)	(8,206,767)

Cash flows from financing activities
Net increase in deposits	766,488	7,555,938
Maturities of long-term debt	(2,000,000)	-
Dividends paid	(872,386)	(835,486)
Net cash provided (used) by financing activities	(2,105,898)	6,720,452
Net decrease in cash and cash equivalents	(125,862)	(453,394)
Cash and due from banks, beginning	6,236,749	7,424,593
Cash and due from banks, ending	$6,110,887	$6,971,199

Supplemental disclosures of cash flow information
Interest paid	$555,635	$632,817
Taxes paid	$828,479	$983,722
Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$130,574	$157,061
Cash dividends declared but not paid	$45,730	$45,730

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2015 and 2014 (Unaudited)

	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive
	Amount	Shares	Amount	Earnings	Income (Loss)	Total

Balance, January 1, 2014	$3,868,807	3,542,984	$12,061,153	$18,329,089	$(41,423)	$34,217,626

Net income	-	-	-	1,444,179	-	1,444,179
Other comprehensive income	-	-	-	-	46,468	46,468

Dividends declared and accrued on convertible
Series A preferred stock ($.32 per share)	-	-	-	(59,157)	-	(59,157)
Dividends declared and accrued on convertible
Series D preferred stock ($.18 per share)	-	-	-	(31,800)	-	(31,800)
Balance, June 30, 2014	$3,868,807	3,542,984	$12,061,153	$19,682,311	$5,045	$35,617,316

Balance, January 1, 2015	$3,868,807	3,549,665	$12,101,480	$20,808,309	$(7,942)	$36,770,654

Net income	-	-	-	1,468,370	-	1,468,370
Other comprehensive income	-	-	-	-	2,859	2,859

Dividends declared and accrued on convertible
Series A preferred stock ($.32 per share)	-	-	-	(59,157)	-	(59,157)
Dividends declared and accrued on convertible
Series D preferred stock ($.18 per share)	-	-	-	(31,800)	-	(31,800)
Balance, June 30, 2015	$3,868,807	3,549,665	$12,101,480	$22,185,722	$(5,083)	$38,150,926

See Notes to Consolidated Financial Statements

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of June 30, 2015, the results of its operations and comprehensive income for the six and three months ended June 30, 2015 and 2014, and its changes in stockholders’ equity and cash flows for the six months ended June 30, 2015 and 2014.  These adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2014, included in the Company’s Form 10-K. The balance sheet at December 31, 2014, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2015 and December 31, 2014, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. Fixed rate loans are carried at the lower of cost or market. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded and held for sale at June 30, 2015 and December 31, 2014.

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

Debt and equity securities have been classified in the balance sheets according to management’s intent.  The amortized costs of securities available for sale and their approximate fair values at June 30, 2015 and December 31, 2014 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2015
Government-sponsored enterprises	$3,497,814	$776	$4,165	$3,494,425
Mortgage-backed securities	22,668	673	-	23,341
Corporate bonds	300,000	-	15,000	285,000
Equities and mutual funds	560,578	28,417	19,288	569,707
	$4,381,060	$29,866	$38,453	$4,372,473

December 31, 2014
Government-sponsored enterprises	$3,500,000	$1,170	$4,640	$3,496,530
Mortgage-backed securities	25,592	715	-	26,307
Corporate bonds	300,000	-	45,000	255,000
Equities and mutual funds	552,635	42,900	9,567	585,968
	$4,378,227	$44,785	$59,207	$4,363,805

At June 30, 2015 and December 31, 2014, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law.  The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities.  Actual maturities of these bonds may vary as the underlying mortgages are prepaid.  The investment in equities and mutual funds by nature have no maturity date and are classified as due in one year or less. The scheduled maturities of securities (all available for sale) at June 30, 2015, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,060,578	$1,069,707
Due after one year through five years	3,311,607	3,293,552
Due after five years through ten years	-	-
Due after ten years	8,875	9,214
	$4,381,060	$4,372,473

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks and market volatility as it relates to equity and mutual fund investments at June 30, 2015 and December 31, 2014.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2015
Government-sponsored enterprises	$1,500,000	$4,115	$499,950	$50	$1,999,950	$4,165
Corporate bonds	-	-	285,000	15,000	285,000	15,000
Equities and mutual funds	175,096	17,646	114,993	1,642	290,089	19,288
	$1,675,096	$21,761	$899,943	$16,692	$2,575,039	$38,453

December 31, 2014
Government-sponsored enterprises	$1,995,360	$4,640	$-	$-	$1,995,360	$4,640
Corporate bonds	-	-	255,000	45,000	255,000	45,000
Equities and mutual funds	69,129	5,592	107,999	3,975	177,128	9,567
	$2,064,489	$10,232	$362,999	$48,975	$2,427,488	$59,207

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are four securities in the portfolio at June 30, 2015, with unrealized losses for a period greater than 12 months. Three of these securities also had unrealized losses for a period greater than 12 months at December 31, 2014. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The Company had realized gains of $4,376 from the sales of equity and mutual fund investment securities for the six month period ended June 30, 2015, and realized losses of $2,543 from the sales of equity and mutual fund investment securities for the six month periods ended June 30, 2014. Total proceeds from the sales amounted to $11,135 and $123,491 in 2015 and 2014, respectively.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share for the six and three months ended June 30, 2015 and 2014 were calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

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

At June 30, 2015, the Company had commitments to extend credit, including unused lines of credit of approximately $46,014,000 and letters of credit outstanding of $2,350,151.

NOTE 5.	LOANS

The major components of loans in the balance sheets at June 30, 2015 and December 31, 2014 are below.

	2015	2014

Commercial	$54,582,484	$56,602,425
Real estate:
Construction and land development	5,003,033	10,061,249
Residential, 1-4 families	42,429,891	41,824,806
Residential, 5 or more families	1,203,369	1,109,586
Farmland	3,781,568	3,486,002
Nonfarm, nonresidential	81,471,018	74,275,793
Agricultural	571,378	675,474
Consumer, net of discounts of $12,625 in 2015 and $11,950 in 2014	4,453,977	4,997,023
	193,496,718	193,032,358
Deferred loan origination costs, net of (fees)	71,255	71,378
	193,567,973	193,103,736
Allowance for loan losses	(3,686,569)	(3,554,664)
	$189,881,404	$189,549,072

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $12,084,000 and $18,124,000 at June 30, 2015 and December 31, 2014, respectively.

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the six months ended June 30, 2015 and 2014 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

June 30, 2015

Allowance for credit losses:
Beginning balance	$160,100	$798,199	$1,067,315	$1,301,900	$158,750	$68,400	$3,554,664
Charge-offs	-	(119,738)	-	(14,308)	(63,747)	-	(197,793)
Recoveries	-	1,470	556	355,079	16,089	-	373,194
Provision	(79,500)	99,807	(20,437)	(109,264)	61,398	4,500	(43,496)
Ending balance	$80,600	$779,738	$1,047,434	$1,533,407	$172,490	$72,900	$3,686,569

Ending balance: individually evaluated for impairment	$-	$5,538	$82,334	$130,207	$-	$-	$218,079
Ending balance: collectively evaluated for impairment	$80,600	$774,200	$965,100	$1,403,200	$172,490	$72,900	$3,468,490

Loans Receivable:
Ending balance	$5,003,033	$42,429,891	$81,471,018	$54,582,484	$4,453,977	$5,556,315	$193,496,718

Ending balance: individually evaluated for impairment	$12,364	$902,831	$2,638,166	$1,001,378	$-	$238,369	$4,793,108
Ending balance: collectively evaluated for impairment	$4,990,669	$41,527,060	$78,832,852	$53,581,106	$4,453,977	$5,317,946	$188,703,610

June 30, 2014

Allowance for credit losses:
Beginning balance	$73,000	$617,629	$753,050	$1,708,962	$181,309	$41,400	$3,375,350
Charge-offs	-	(76,891)	(1,778)	(3,506)	(21,420)	-	(103,595)
Recoveries	-	1,463	78,604	147,917	30,128	-	258,112
Provision	37,500	179,624	(5,389)	(174,521)	(48,189)	4,400	(6,575)
Ending balance	$110,500	$721,825	$824,487	$1,678,852	$141,828	$45,800	$3,523,292

Ending balance: individually evaluated for impairment	$-	$47,025	$122,587	$253,152	$-	$-	$422,764
Ending balance: collectively evaluated for impairment	$110,500	$674,800	$701,900	$1,425,700	$141,828	$45,800	$3,100,528
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans Receivable:
Ending balance	$8,554,036	$40,112,807	$60,709,768	$65,638,983	$5,072,907	$4,062,069	$184,150,570

Ending balance: individually evaluated for impairment	$244,821	$415,487	$2,814,048	$1,542,364	$-	$-	$5,016,720
Ending balance: collectively evaluated for impairment	$8,309,215	$39,697,320	$57,895,720	$64,096,619	$5,072,907	$4,062,069	$179,133,850
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of June 30, 2015 and December 31, 2014 and the recognized interest income per the related period:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

June 30, 2015
With no related allowance recorded:
Construction and development	$12,364	$12,364	$-	$13,261	$526
1-4 family residential	882,673	940,638	-	967,164	7,947
Nonfarm, nonresidential	2,205,425	2,205,425	-	2,210,993	50,894
Commercial and industrial	715,138	768,811	-	740,948	4,765
Consumer	-	-	-	-	-
Other loans	238,369	238,369	-	243,371	8,331
	4,053,969	4,165,607	-	4,175,737	72,463

With an allowance recorded:
Construction and development	-	-	-	-	-
1-4 family residential	20,158	20,158	5,538	21,016	-
Nonfarm, nonresidential	432,741	432,741	82,334	776,175	-
Commercial and industrial	286,240	286,240	130,207	518,266	-
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	739,139	739,139	218,079	1,315,457	-

Combined:
Construction and development	12,364	12,364	-	13,261	526
1-4 family residential	902,831	960,796	5,538	988,180	7,947
Nonfarm, nonresidential	2,638,166	2,638,166	82,334	2,987,168	50,894
Commercial and industrial	1,001,378	1,055,051	130,207	1,259,214	4,765
Consumer	-	-	-	-	-
Other loans	238,369	238,369	-	243,371	8,331
	$4,793,108	$4,904,746	$218,079	$5,491,194	$72,463

December 31, 2014
With no related allowance recorded:
Construction and development	$13,536	$13,536	$-	$13,788	$2,710
1-4 family residential	174,314	174,314	-	174,882	7,269
Nonfarm, nonresidential	1,806,013	1,806,013	-	1,826,306	94,953
Commercial and industrial	844,682	844,682	-	986,462	9,452
Consumer	-	-	-	-	-
Other loans	228,111	228,111	-	228,884	15,244
	3,066,656	3,066,656	-	3,230,322	129,628

With an allowance recorded:
Construction and development	-	-	-	-	-
1-4 family residential	399,764	399,764	97,799	402,691	8,141
Nonfarm, nonresidential	852,925	852,925	117,215	852,872	358
Commercial and industrial	554,787	554,787	162,900	552,865	72
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	1,807,476	1,807,476	377,914	1,808,428	8,571

Combined:
Construction and development	13,536	13,536	-	13,788	2,710
1-4 family residential	574,078	574,078	97,799	577,573	15,410
Nonfarm, nonresidential	2,658,938	2,658,938	117,215	2,679,178	95,311
Commercial and industrial	1,399,469	1,399,469	162,900	1,539,327	9,524
Consumer	-	-	-	-	-
Other loans	228,111	228,111	-	228,884	15,244
	$4,874,132	$4,874,132	$377,914	$5,038,750	$138,199

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2015

Construction and development	$-	$-	$-	$-	$5,003,033	$5,003,033	-
1-4 family residential	613,778	182,740	455,672	1,252,190	41,177,701	42,429,891	7,887
Nonfarm, nonresidential	236,857	76,862	56,543	370,262	81,100,756	81,471,018	-
Commercial and industrial	194,786	-	464,692	659,478	53,923,006	54,582,484	-
Consumer	203,433	46,495	23,983	273,911	4,180,066	4,453,977	22,862
Other loans	-	-	54,812	54,812	5,501,503	5,556,315	54,812
Total	$1,248,854	$306,097	$1,055,702	$2,610,653	$190,886,065	$193,496,718	$85,561
Percentage of total loans	0.65%	0.16%	0.55%	1.35%	98.65%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	-	-	447,785	447,785	257,251	705,036
Nonfarm, nonresidential	99,313	-	56,542	155,855	389,601	545,456
Commercial and industrial	51,655	-	464,692	516,347	-	516,347
Consumer	-	-	1,122	1,122	-	1,122
Other loans	-	-	-	-	-	-
	$150,968	$-	$970,141	$1,121,109	$646,852	1,767,961

December 31, 2014

Construction and development	$94,736	$-	$-	$94,736	$9,966,513	$10,061,249	$-
1-4 family residential	362,406	274,595	172,981	809,982	41,014,824	41,824,806	-
Nonfarm, nonresidential	137,733	105,473	663,902	907,108	73,368,685	74,275,793	-
Commercial and industrial	63,744	20,476	1,271,937	1,356,157	55,246,268	56,602,425	-
Consumer	169,895	48,785	54,306	272,986	4,724,037	4,997,023	53,184
Other loans	-	-	-	-	5,271,062	5,271,062	-
Total	$828,514	$449,329	$2,163,126	$3,440,969	$189,591,389	$193,032,358	$53,184
Percentage of total loans	0.43%	0.23%	1.12%	1.78%	98.22%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	162,027	56,664	172,981	391,672	112,752	504,424
Nonfarm, nonresidential	133,147	-	663,902	797,049	395,558	1,192,607
Commercial and industrial	18,859	-	1,271,937	1,290,796	-	1,290,796
Consumer	-	-	1,122	1,122	-	1,122
Other loans	-	-	-	-	-	-
	$314,033	$56,664	$2,109,942	$2,480,639	$508,310	$2,988,949

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful

June 30, 2015

Construction and development	$5,003,033	$5,003,033	$-	$-	$-
1-4 family residential	42,429,891	41,452,350	977,541	-	-
Nonfarm, nonresidential	81,471,018	80,453,145	1,017,873	-	-
Commercial and industrial	54,582,484	53,659,088	923,396	-	-
Consumer	4,453,977	4,445,525	8,452	-	-
Other loans	5,556,315	5,543,657	12,658	-	-
	$193,496,718	$190,556,798	$2,939,920	$-	$-

Percentage of total loans	100.0%	98.5%	1.5%	-%	-%

Guaranteed portion of loans

Construction and development	$15,051	$15,051	$-	$-	$-
1-4 family residential	561,738	341,769	219,969	-	-
Nonfarm, nonresidential	36,196,650	35,632,674	563,976	-	-
Commercial and industrial	12,821,542	12,453,196	368,346	-	-
Consumer	-	-	-	-	-
Other loans	753,014	746,685	6,329	-	-
	$50,347,995	$49,189,375	$1,158,620	$-	$-

	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2014

Construction and development	$10,061,249	$10,061,249	$-	$-	$-
1-4 family residential	41,824,806	41,009,963	641,862	172,981	-
Nonfarm, nonresidential	74,275,793	72,657,724	1,618,069	-	-
Commercial and industrial	56,602,425	55,274,007	1,328,418	-	-
Consumer	4,997,023	4,996,479	544	-	-
Other loans	5,271,062	5,254,896	16,166	-	-
	$193,032,358	$189,254,318	$3,605,059	$172,981	$-

	100.0%	98.0%	1.9%	0.1%	-%

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Total	Pass Credits	Special Mention	Substandard	Doubtful

Guaranteed portion of loans

Construction and development	$15,604	$15,604	$-	$-	$-
1-4 family residential	584,842	306,212	278,630	-	-
Nonfarm, nonresidential	29,914,244	29,082,499	831,745	-	-
Commercial and industrial	13,858,258	12,877,497	980,761	-	-
Consumer	-	-	-	-	-
Other loans	768,869	760,786	8,083	-	-
	$45,141,817	$43,042,598	$2,099,219	$-	$-

NOTE 7.	TROUBLED DEBT RESTRUCTURINGS

There have been no troubled debt restructurings for the six and three months ended June 30, 2015. For the six and three months ended June 30, 2014, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

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

During the six and three months ended June 30, 2015 and 2014, no loans that had previously been restructured were in default.

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

NOTE 8.	NORTH CAROLINA TAX RATE CHANGE

On July 23, 2013, North Carolina Governor Pat McCrory signed a major tax reform bill into law that lowered the North Carolina corporate income tax rate among other things.  Specifically, the corporate income tax rate was reduced from 6.9% to 6% in 2014 and to 5% in 2015. The rate will be further reduced to 4% during the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached. Based on projected state income tax revenues, North Carolina’s revenues will exceed the target for FYE June 30, 2015 and the income tax rates will be reduced.

As of June 30, the Company estimates the rate reduction trigger will result in a $24,146 reduction in deferred income taxes. The Company plans to record the impact of this legislation as a reduction in deferred income taxes as of September 30, 2015 as we believe the enactment of the additional rate reductions outlined in the North Carolina tax law will be triggered when revenue collection totals are finalized.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral and discounted cash flows. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands) June 30, 2015	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,494	$-	$3,494	$-
Mortgage-backed securities	23	-	23	-
Corporate bonds	285	-	-	285
Equities and mutual funds	570	570	-	-
Total assets at fair value	$4,372	$570	$3,517	$285

(in thousands) December 31, 2014	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,497	$-	$3,497	$-
Mortgage-backed securities	26	-	26	-
Corporate bonds	255	-	-	255
Equities and mutual funds	586	586	-	-
Total assets at fair value	$4,364	$586	$3,523	$255

For the six months ended June 30, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2014	2015
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$255	$451
Total unrealized gain (loss) included in income	-	-
Total unrealized gain (loss) included in other comprehensive income	30	45
Bonds called	-	(250)
Balance, June 30	$285	$246

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE, CONTINUED

The change in the fair value of corporate bond assets for the six and three month periods ended June 30, 2015 was $30,000 and $15,000, respectively. There were no changes in Level 3 corporate bond assets measured at fair value on a recurring basis for the three month period ended June 30, 2014, except for the call of a $250,000 corporate bond with a recorded fair valued of $205,000.

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

(in thousands) June 30, 2015	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial and industrial	$156	$-	$-	$156
Nonfarm, non-residential	350	-	-	350
1-4 family residential	15	-	-	15
Foreclosed assets	194	-	-	194
Servicing assets	347	-	-	347
Total assets at fair value	$1,062	$-	$-	$1,062

(in thousands) December 31, 2014	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial and industrial	$392	$-	$-	$392
Nonfarm, non-residential	736	-	-	736
1-4 family residential	302	-	-	302
Foreclosed assets	281	-	-	281
Servicing assets	350	-	-	350
Total assets at fair value	$2,061	$-	$-	$2,061

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Financial Instruments – Assets
Loans, net	$189,881	$196,835	$-	$-	$196,835

Financial Instruments-Liabilities
Deposits	207,433	203,184	-	65,455	137,729
Long-Term Debt	4,250	4,408	-	-	4,408

December 31, 2014
Financial Instruments – Assets
Loans, net	$189,549	$195,254	-	-	$195,254

Financial Instruments-Liabilities
Deposits	206,667	202,750	-	61,925	140,825
Long-Term Debt	6,250	6,486	-	-	6,486

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp's financial condition and results of operations for the three and six months ended June 30, 2015 and 2014. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended June 30, 2015, was $694,206 or $0.18 per diluted share outstanding, compared to a $722,049 or $0.18 per diluted share outstanding, for the same period in 2014. Earnings for the three months ended June 30, 2015, are approximately 3.9% lower than for the same period in 2014. The decrease in earnings results from a decrease in gains on the sale of government guaranteed loans. A gain of $127,362 was recognized in the quarter ended June 30, 2014. No such gains occurred in the second quarter of 2015. Net interest income increased from $2,335,307 in the second quarter of 2014 to $2,437,301 in 2015. Most of this increase is due to loan growth. Average loans outstanding increased 4.3% from the second quarter of 2014 to the second quarter of 2015, or approximately $7,851,000. The net interest margin increased slightly from 4.09% to 4.10% from 2014 to 2015 due to lower deposit costs. Asset yields dropped from 4.69% in 2014 to 4.59% in 2015 but the reduction was offset by a reduction in the cost of funds. The cost of funds decreased from 0.66% in the second quarter of 2014 to 0.54% in the second quarter of 2015. The provision for loan loss reserves increased from $55,787 in the second quarter of 2014 to a provision of $70,298 in 2015. The increase in the provision is partially due to an increase in the look back period used in computing the historical loss component of the allowance for loan losses. The look back period was generally increased by eighteen months. Noninterest expenses increased from $1,797,745 in the second quarter of 2014 to $1,837,382 in 2015, a 2.2% increase. Salary and employee benefits and professional fees accounted for the increase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net income available for common stockholders for the six months ended June 30, 2015, was $1,377,413 or $0.35 per diluted share outstanding, compared to a $1,353,222 or $0.35 per diluted share outstanding, for the same period in 2014. Earnings for the six months ended June 30, 2015, are approximately 1.8% higher than for the same period in 2014. The increase in earnings results from an increase in net interest income and an increase in the recapture of loan loss reserves.  Net interest income increased from $4,621,110 in the first six months of 2014 to $4,860,077 in 2015. Most of this increase is due to loan growth. Average loans outstanding increased 4.5% from the first six months of 2014 to the same period in 2015, or approximately $8,217,000. The net interest margin increased from 4.08% to 4.14% from 2014 to 2015 due to lower deposit costs. Asset yields dropped from 4.69% in 2014 to 4.64% in 2015 but the reduction was offset by a reduction in the cost of funds. The cost of funds decreased from 0.67% in the first six months of 2014 to 0.55% in 2015. The recapture of loan loss reserves increased from a recapture of $6,575 in 2014 to a recapture of $43,496 in 2015. The recapture of reserve is due to small loan growth since the 2014 year end, increased loans carrying government guarantees and net recoveries of charged off loans in the first six months of 2015. Gross loans increased approximately $464,000 from December 31, 2014 to June 30, 2015. However, the percentage of loans carrying government guarantees increased from $45,141,818, or 23.4% of gross loans at the end of 2014 to $50,347,995, or 26.0% of gross loans at June 30, 2015. The decreased credit exposure resulted in lower reserves. Net charge off recoveries amounted to $175,400 in the first six months of 2015 compared to net recoveries of $154,517 in the same period of 2014. Noninterest income decreased from $1,313,814 in the first six months of 2014 to $1,250,249 in 2015. The decrease primarily results a reduction in gains from the sale of government guaranteed loans. The Company had no gains for the first six months of 2015, down from the $127,362 reported in 2014. Noninterest expenses increased 5.6% from $3,665,132 in 2014, to $3,870,050 in 2015. This increase was due increases in salaries and benefits and to expenses associated with foreclosed assets. Salaries and benefits increased 2.2% from 1,949,012 in 2014 to 1,991,930 in 2015. Increases in foreclosed assets expense, professional fees and other expense all rose as a result of cost required to take possession and dispose of foreclosed properties.

On June 30, 2015, Surrey Bancorp's assets totaled $253,079,571 compared to $253,201,323 on December 31, 2014. Net loans were $189,881,404 compared to $189,549,072 on December 31, 2014. This net increase was the result of a $464,237 increase in loans and net deferred fees and a $131,905 net increase in the loan loss reserve. Nonfarm, nonresidential loans represent most of the growth in the loan portfolio. There was a 50.3% decrease in construction loans while other real estate loans collectively grew 6.8%. Commercial loans decreased by 3.6%. Overall gross loans increased 0.2%

Total deposits on June 30, 2015, were $207,433,069 compared to $206,666,581 at the end of 2014. This increase is attributable to an increase in demand deposit accounts, interest-bearing demand deposits accounts and savings accounts which increased collectively from $126,665,409 at December 31, 2014 to $132,857,447 at June 30, 2015. Overall, noninterest-bearing and interest-bearing demand deposits increased 4.7% from 2014 totals, while savings deposits, including money market accounts, increased 5.2%. Certificates of deposit decreased 6.8% from December 31, 2014 totals, or $5,425,550.

Common stockholders’ equity increased by $1,380,272, or 3.75%, during the six months ended June 30, 2015. The increase is comprised of net income of $1,468,370 and adjustments to other comprehensive income of $2,859. Decreases included the declaration and accrual of preferred dividends of $90,957. The net increase resulted in a common stock book value of $9.66 per share, up from $9.27 on December 31, 2014.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended June 30, 2015.

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

Investments in available for sale securities of $4,372,473 consisted of Government-sponsored enterprise obligations with maturities ranging from 2 to 31 months, corporate bonds with maturities of 3.25 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, and equity securities and mutual funds.

Loans

Net loans outstanding on June 30, 2015, were $189,881,404 compared to $189,549,072 on December 31, 2014. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 62.8% of the Bank's loans as of June 30, 2015, are fixed rate loans with 37.2% floating with the Bank's prime rate or other appropriate internal or external indices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

Deposits on June 30, 2015, were $207,433,069, compared to $206,666,581 on December 31, 2014. The June total consists of a base of approximately 12,820 accounts compared to 12,690 accounts at December 31, 2014. Interest-bearing accounts represent 73.8% of June 30, 2015 period end deposits versus 74.4% at December 31, 2014.

Stockholders' Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy re-quirements of federal regulatory authorities. Common Equity Tier I Capital “CET1” is a new regulatory ratio resulting from BASEL III. CET1 primarily consist of the Company’s and the Bank’s common shares, common share surplus, retained earnings and accumulated other comprehensive income. The Company’s and the Bank’s capital ratios are presented in the following table.

Ratio	Minimum Required For Capital Adequacy Purposes
June 30, 2015:

Total Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	22.12%	8.0%
Surrey Bank & Trust	21.80%	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.64%	5.0%
Surrey Bank & Trust	20.53%	5.0%
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.85%	4.0%
Surrey Bank & Trust	20.53%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	14.38%	4.0%
Surrey Bank & Trust	14.14%	4.0%

December 31, 2014:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.55%	8.0%
Surrey Bank & Trust	21.11%	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	n/	a	n/	a
Surrey Bank & Trust	n/	a	n/	a
Tier I Capital (to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.29%	4.0%
Surrey Bank & Trust	19.85%	4.0%
Tier I Capital (to Average Assets)
Surrey Bancorp (Consolidated)	13.93%	4.0%
Surrey Bank & Trust	13.65%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	June 30, 2015	December 31, 2014
Nonaccrual loans	$1,767,961	$2,988,949
Loans past due 90 days and still accruing	85,561	53,184
Foreclosed assets	193,801	280,821
Total	$2,047,323	$3,322,954
Total assets	$253,079,571	$253,201,323

Ratio of nonperforming assets to total assets	0.81%	1.31%

At June 30, 2015, the Bank had loans totaling $1,767,961 in nonaccrual status. Nonaccrual loans totaling $646,852 were current at the end of June. The guaranteed portion of nonaccrual loans at June 30, 2015 is $653,239. Foreclosed assets at June 30, 2015 primarily consist of nonfarm, nonresidential properties. Loans that were considered impaired but were still accruing interest at June 30, 2015, including troubled debt restructurings, totaled $3,215,994. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $218,079 at June 30, 2015, or 4.4% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	June 30, 2015	December 31, 2014
Construction and development	$12,364	$13,536
1-4 family residential	1,092,557	601,587
Nonfarm, nonresidential	2,638,166	2,658,937
Commercial and industrial	1,001,377	1,399,470
Consumer	1,122	8,854
Other loans	238,369	228,111
Total impaired and nonaccrual	$4,983,955	$4,910,495
Guaranteed portion	$1,563,473	$2,090,348

At June 30, 2015, consumer loans totaling $190,847 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at June 30, 2015 and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	June 30, 2015		December 31, 2014
Construction and development	$5,003,033	2.59%	$10,061,249	5.21%
1-4 family residential	42,429,891	21.93%	41,824,806	21.67%
Multi-family	1,203,369	0.62%	1,109,586	0.57%
Farmland	3,781,568	1.95%	3,486,002	1.81%
Nonfarm, nonresidential	81,471,018	42.10%	74,275,793	38.48%
Total real estate	133,888,879	69.19%	130,757,436	67.74%

Agricultural	571,378	0.30%	675,474	0.35%
Commercial and industrial	54,582,484	28.21%	56,602,425	29.32%
Consumer	4,453,977	2.30%	4,997,023	2.59%
Total loans	$193,496,718	100.00%	$193,032,358	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower's actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $63,345,087 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $50,347,995 at June 30, 2015. Loan guarantees by loan class are below:

	June 30,	Guaranteed Portion
	2015	Amount	Percentage
Construction and development	$5,003,033	$15,051	0.30%
1-4 family residential	42,429,891	561,738	1.32%
Multi-family	1,203,369	6,329	0.53%
Farmland	3,781,568	746,685	19.75%
Nonfarm, nonresidential	81,471,018	36,196,650	44.43%
Total real estate	133,888,879	37,526,453	28.03%

Agricultural	571,378	-	-%
Commercial and industrial	54,582,484	12,821,542	23.49%
Consumer	4,453,977	-	-%
Total loans	$193,496,718	$50,347,995	26.02%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $2,125,200, or 1.10% of total loans at June 30, 2015. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $14,513,133, or 7.50% of total loans at June 30, 2015.

The consolidated recapture of loan losses was $43,496 for the first six months of 2015 compared to a recapture of $6,575 for the same period in 2014. Gross loans increased $464,360 from December 31, 2014 to June 30, 2015. However, the percentage of loans carrying government guarantees increased from $45,141,818, or 23.4% of gross loans at the end of 2014 to $50,347,995, or 26.02% of gross loans at June 30, 2015. The decreased credit exposure resulted in lower reserves.

The reserve for loan losses on June 30, 2015, was $3,686,569 or 1.86% of period end loans. This percentage is derived from total loans. Approximately $63,345,000 of total loans outstanding at June 30, 2015, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.51% of outstanding loans.  At December 31, 2014 the loan loss reserve percentage was 1.83% of total loans and 2.40% of loans net of government guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The level of reserve is established based upon management's evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank's asset quality affected by these environmental factors.  The following table is a summary of loans past due at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$-	$-	$94,736	$-
1-4 family residential	796,518	455,672	637,000	172,981
Nonfarm, non-residential	313,719	56,543	243,206	663,902
Commercial and industrial	194,786	464,692	84,221	1,271,937
Consumer	249,928	23,983	218,680	54,306
Other loans	-	54,812	-	-
	$1,554,951	$1,055,702	$1,277,843	$2,163,126
Non-accrual loans included above	$150,968	$970,141	$370,697	$2,109,942
Guaranteed portion	$232,292	$352,709	$100,869	$1,935,839

Ratio to total loans	0.81%	0.55%	0.66%	1.12%
Ratio to total loans, net of guarantees	0.93%	0.49%	0.80%	0.15%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues decreased from December 31, 2014 to June 30, 2015. The decrease is in the 90 day plus time frame, as the 30-89 day plus time frame increased. The largest decrease was in commercial and industrial loans 90 days past due. The largest increase is in 1-4 family residential loans which increased collectively $442,209. This increase is made up of two loans, one of which has been partially charged off.

Net of loan guarantees, total past dues have increased from $1,405,383 at December 31, 2014, to $2,025,652 at June 30, 2015, or 44.2%. Total past due loans at June 30, 2015 consist of seventy-five loans with an average balance of $34,808, compared to fifty-seven loans at December 31, 2014, with an average balance of $58,614. Loans over $250,000 delinquent at June 30, 2015 and December 31, 2014 amounted to $680,313 and $1,223,882, respectively. The June 2015 and December 2014 totals consist of two and three loans, respectively, one of which is the same. The guaranteed portion of these loans at December 31, 2014, is $1,072,042. The June 30, 2015 total has no guarantees.

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

At June 30, 2015, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $48,581,481 compared to $49,129,109 at December 31, 2014. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $35,500,000. At June 30, 2015, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $8,488,000 of which $4,250,000 had been advanced at June 30, 2015.

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

Surrey Bancorp

Date: August, 13, 2015	/s/ Edward C. Ashby, III
Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	/s/ Mark H. Towe
Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)