Form 10-Q
period 2015-09-30
SURREY BANCORP
filed 2015-11-12
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2015

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

On November 12, 2015 there were 3,549,665 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014 (Audited)

	September 2015	December 2014

Assets
Cash and due from banks	$5,040,193	$6,236,749
Interest-bearing deposits with banks	54,449,791	37,315,779
Federal funds sold	1,217,554	1,212,776
Investment securities available for sale	5,343,021	4,363,805
Restricted equity securities	524,939	618,109
Loans, net of allowance for loan losses of $3,567,517 at September 30, 2015 and $3,554,664 at December 31, 2014	195,175,423	189,549,072
Property and equipment, net	5,061,728	4,368,589
Foreclosed assets	421,491	280,821
Accrued income	1,124,759	997,681
Goodwill	120,000	120,000
Bank owned life insurance	5,087,372	5,623,087
Other assets	3,349,697	2,514,855
Total assets	$276,915,968	$253,201,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$60,441,761	$52,969,691
Interest-bearing	169,507,737	153,696,890
Total deposits	229,949,498	206,666,581

Long-term debt	4,250,000	6,250,000
Dividends payable	46,233	827,159
Accrued interest payable	147,932	110,261
Other liabilities	3,641,905	2,576,668
Total liabilities	238,035,568	216,430,669

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized,
189,356 shares of Series A issued and outstanding with no par value 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,549,665 shares issued and outstanding	12,101,480	12,101,480
Retained earnings	22,938,076	20,808,309
Accumulated other comprehensive loss	(27,963)	(7,942)
Total stockholders’ equity	38,880,400	36,770,654
Total liabilities and stockholders’ equity	$276,915,968	$253,201,323

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Nine months ended September 30, 2015 and 2014 (Unaudited)

	2015	2014
Interest income
Loans and fees on loans	$8,096,051	$7,908,742
Federal funds sold	2,046	2,036
Investment securities available for sale, taxable	54,184	45,837
Investment securities available for sale, dividends	11,782	10,656
Deposits with banks	74,108	69,381
Total interest income	8,238,171	8,036,652

Interest expense
Deposits	702,058	816,409
Fed funds purchased	3	19
Long-term debt	162,591	218,019
Total interest expense	864,652	1,034,447
Net interest income	7,373,519	7,002,205

Provision for loan losses	85,717	132,952
Net interest income after provision for loan losses	7,287,802	6,869,253

Noninterest income
Service charges on deposit accounts	592,842	598,988
Gain on the sale of government guaranteed loans	-	127,362
Fees on loans delivered to correspondents	71,583	18,464
Other service charges and fees	543,378	499,856
Gain (loss) on the sale of investment securities	5,244	(1,670)
Income from bank owned life insurance	111,190	119,720
Insurance commissions	374,972	388,778
Brokerage commissions	135,374	139,911
Other operating income	83,030	51,176
Total noninterest income	1,917,613	1,942,585

Noninterest expense
Salaries and employee benefits	2,914,354	2,869,549
Occupancy expense	338,881	339,324
Equipment expense	206,926	204,098
Data processing	336,903	341,079
Foreclosed assets, net	119,015	12,770
Postage, printing and supplies	148,879	143,987
Professional fees	371,484	323,384
FDIC insurance premiums	87,228	89,503
Other expense	1,146,040	1,094,460
Total noninterest expense	5,669,710	5,418,154
Net income before income taxes	3,535,705	3,393,684

Income tax expense	1,268,748	1,234,817
Net income	2,266,957	2,158,867

Preferred stock dividends	(137,190)	(137,190)
Net income available to common stockholders	$2,129,767	$2,021,677

Basic earnings per common share	$0.60	$0.57
Diluted earnings per common share	$0.54	$0.52
Basic weighted average common shares outstanding	3,549,665	3,542,984
Diluted weighted average common shares outstanding	4,186,647	4,178,933

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Three months ended September 30, 2015 and 2014 (Unaudited)

	2015	2014
Interest income
Loans and fees on loans	$2,739,903	$2,684,694
Federal funds sold	683	682
Investment securities available for sale, taxable	20,099	13,430
Investment securities available for sale, dividends	5,663	3,525
Deposits with banks	26,111	22,137
Total interest income	2,792,459	2,724,468

Interest expense
Deposits	234,890	269,901
Long-term debt	44,127	73,472
Total interest expense	279,017	343,373
Net interest income	2,513,442	2,381,095

Provision for loan losses	129,213	139,527
Net interest income after provision for loan losses	2,384,229	2,241,568

Noninterest income
Service charges on deposit accounts	193,177	197,443
Fees on loans delivered to correspondents	43,775	12,347
Other service charges and fees	183,890	177,806
Gain on the sale of investment securities	868	873
Income from bank owned life insurance	37,621	40,236
Insurance commissions	159,657	134,552
Brokerage commissions	32,914	50,260
Other operating income	15,462	15,254
Total noninterest income	667,364	628,771

Noninterest expense
Salaries and employee benefits	922,424	920,537
Occupancy expense	110,303	115,069
Equipment expense	79,670	70,981
Data processing	105,695	130,002
Foreclosed assets, net	33,404	5,466
Postage, printing and supplies	42,238	47,039
Professional fees	123,479	115,523
FDIC insurance premiums	30,689	30,320
Other expense	351,758	318,085
Total noninterest expense	1,799,660	1,753,022
Net income before income taxes	1,251,933	1,117,317

Income tax expense	453,346	402,629
Net income	798,587	714,688

Preferred stock dividends	(46,233)	(46,233)
Net income available to common stockholders	$752,354	$668,455

Basic earnings per common share	$0.21	$0.19
Diluted earnings per common share	$0.19	$0.17
Basic weighted average common shares outstanding	3,549,665	3,542,984
Diluted weighted average common shares outstanding	4,185,109	4,180,983

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Three and Nine months ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$798,587	$714,688	$2,266,957	$2,158,867

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	(32,904)	(4,561)	(22,693)	65,750
Tax effect	10,597	1,492	6,133	(24,030)
Reclassification of (gains) losses recognized in net income	(868)	(873)	(5,244)	1,670
Tax effect	295	296	1,783	(568)
	(22,880)	(3,646)	(20,021)	42,822
Comprehensive income	$775,707	$711,042	$2,246,936	$2,201,689

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Nine months ended September 30, 2015 and 2014 (Unaudited)

	2015	2014
Cash flows from operating activities
Net income	$2,266,957	$2,158,867
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	202,084	203,536
Gain on sale of property and equipment	(50)	(3,406)
Gain on the sale of government guaranteed loans	-	(127,362)
(Gain) loss on the sale of securities	(5,244)	1,670
(Gain) loss on the sale of foreclosed assets	21,248	(3,466)
Provision for of loan losses	85,717	132,952
Deferred income taxes	1,868	(3,828)
(Accretion) of discount on securities, net of amortization of premiums	(505)	21
Increase in cash surrender value of life insurance	(111,190)	(119,719)
Life insurance proceeds	1,001,320	-
Changes in assets and liabilities:
Accrued income	(127,078)	(79,743)
Other assets	(1,247,944)	(1,595,392)
Accrued interest payable	37,671	76,734
Other liabilities	1,129,972	1,418,609
Net cash provided by operating activities	3,254,826	2,059,473

Cash flows from investing activities
Net increase in interest-bearing deposits with banks	(17,134,012)	(2,234,562)
Net (increase) decrease in federal funds sold	(4,778)	99,166
Purchases of investment securities	(3,024,364)	(1,137,854)
Maturities of investment securities	2,004,016	1,255,282
Redemption of restricted equity securities	104,400	59,000
Purchase of restricted equity securities	(11,230)	(170)
Net increase in loans	(6,185,511)	(9,088,199)
Proceeds from the sale of investment securities	18,944	131,403
Proceeds from the sale of foreclosed assets	311,525	39,591
Purchases of property and equipment	(895,223)	(192,537)
Proceeds from the sale of property and equipment	50	5,575
Net cash used in investing activities	(24,816,183)	(11,063,305)

Cash flows from financing activities
Net increase in deposits	23,282,917	8,919,589
Maturities of long-term debt	(2,000,000)	-
Dividends paid	(918,116)	(881,216)
Net cash provided by financing activities	20,364,801	8,038,373
Net decrease in cash and cash equivalents	(1,196,556)	(965,459)
Cash and due from banks, beginning	6,236,749	7,424,593
Cash and due from banks, ending	$5,040,193	$6,459,134

Supplemental disclosures of cash flow information
Interest paid	$826,981	$957,713
Taxes paid	$1,292,479	$1,486,722
Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$473,443	$177,461
Cash dividends declared but not paid	$46,233	$46,233

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2015 and 2014 (Unaudited)

	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive
	Amount	Shares	Amount	Earnings	Income (Loss)	Total

Balance, January 1, 2014	$3,868,807	3,542,984	$12,061,153	$18,329,089	$(41,423)	$34,217,626

Net income	-	-	-	2,158,867	-	2,158,867
Other comprehensive income	-	-	-	-	42,822	42,822

Dividends declared and accrued on convertible Series A preferred stock ($.47 per share)	-	-	-	(89,225)	-	(89,225)
Dividends declared and accrued on convertible Series D preferred stock ($.26 per share)	-	-	-	(47,965)	-	(47,965)
Balance, September 30, 2014	$3,868,807	3,542,984	$12,061,153	$20,350,766	$1,399	$36,282,125

Balance, January 1, 2015	$3,868,807	3,549,665	$12,101,480	$20,808,309	$(7,942)	$36,770,654

Net income	-	-	-	2,266,957	-	2,266,957
Other comprehensive income	-	-	-	-	(20,021)	(20,021)

Dividends declared and accrued on convertible Series A preferred stock ($.47 per share)	-	-	-	(89,225)	-	(89,225)
Dividends declared and accrued on convertible Series D preferred stock ($.26 per share)	-	-	-	(47,965)	-	(47,965)
Balance, September 30, 2015	$3,868,807	3,549,665	$12,101,480	$22,938,076	$(27,963)	$38,880,400

See Notes to Consolidated Financial Statements

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of September 30, 2015, the results of its operations and comprehensive income for the nine and three months ended September 30, 2015 and 2014, and its changes in stockholders’ equity and cash flows for the nine months ended September 30, 2015 and 2014.  These adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2014, included in the Company’s Form 10-K. The balance sheet at December 31, 2014, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At September 30, 2015 and December 31, 2014, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. Fixed rate loans are carried at the lower of cost or market. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded and held for sale at September 30, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments became effective for the Company on January 1, 2015. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION, CONTINUED

Recent Accounting Pronouncements, continued

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements. In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

Debt and equity securities have been classified in the balance sheets according to management’s intent.  The amortized costs of securities available for sale and their approximate fair values at September 30, 2015 and December 31, 2014 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2015
Government-sponsored enterprises	$4,498,020	$6,335	$720	$4,503,635
Mortgage-backed securities	21,561	601	-	22,162
Corporate bonds	300,000	-	6,000	294,000
Equities and mutual funds	565,799	16,824	59,399	523,224
	$5,385,380	$23,760	$66,119	$5,343,021

December 31, 2014
Government-sponsored enterprises	$3,500,000	$1,170	$4,640	$3,496,530
Mortgage-backed securities	25,592	715	-	26,307
Corporate bonds	300,000	-	45,000	255,000
Equities and mutual funds	552,635	42,900	9,567	585,968
	$4,378,227	$44,785	$59,207	$4,363,805

At September 30, 2015 and December 31, 2014, approximately $3,931,000 of the government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law.  The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities.  Actual maturities of these bonds may vary as the underlying mortgages are prepaid.  The investment in equities and mutual funds by nature have no maturity date and are classified as due in one year or less. The scheduled maturities of securities (all available for sale) at September 30, 2015, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$565,799	$523,224
Due after one year through five years	4,805,983	4,805,782
Due after five years through ten years	4,950	5,078
Due after ten years	8,648	8,937
	$5,385,380	$5,343,021

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks and market volatility as it relates to equity and mutual fund investments at September 30, 2015 and December 31, 2014.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2015
Government-sponsored enterprises	$999,280	$720	$-	$-	$999,280	$720
Corporate bonds	-	-	294,000	6,000	294,000	6,000
Equities and mutual funds	252,350	48,458	141,657	10,941	394,007	59,399
	$1,251,630	$49,178	$435,657	$16,941	$1,687,287	$66,119

December 31, 2014
Government-sponsored enterprises	$1,995,360	$4,640	$-	$-	$1,995,360	$4,640
Corporate bonds	-	-	255,000	45,000	255,000	45,000
Equities and mutual funds	69,129	5,592	107,999	3,975	177,128	9,567
	$2,064,489	$10,232	$362,999	$48,975	$2,427,488	$59,207

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are seven securities in the portfolio at September 30, 2015, with unrealized losses for a period greater than 12 months. Two of these securities also had unrealized losses for a period greater than 12 months at December 31, 2014. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and market fluctuations. No declines are deemed to be other than temporary in nature.

The Company had realized gains of $5,244 from the sales of equity and mutual fund investment securities for the nine month period ended September 30, 2015, and realized losses of $1,670 from the sales of equity and mutual fund investment securities for the nine month periods ended September 30, 2014. Total proceeds from the sales amounted to $18,944 and $131,403 in 2015 and 2014, respectively.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share for the nine and three months ended September 30, 2015 and 2014 were calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

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

At September 30, 2015, the Company had commitments to extend credit, including unused lines of credit of approximately $49,729,000 and letters of credit outstanding of $2,370,151.

NOTE 5.	LOANS

The major components of loans in the balance sheets at September 30, 2015 and December 31, 2014 are below.

	2015	2014

Commercial	$52,651,131	$56,602,425
Real estate:
Construction and land development	6,484,974	10,061,249
Residential, 1-4 families	41,938,912	41,824,806
Residential, 5 or more families	1,178,251	1,109,586
Farmland	3,360,755	3,486,002
Nonfarm, nonresidential	83,725,388	74,275,793
Agricultural	4,846,125	675,474
Consumer, net of discounts of $12,872 in 2015 and $11,950 in 2014	4,373,523	4,997,023
	198,559,059	193,032,358
Deferred loan origination costs, net of (fees)	183,881	71,378
	198,742,940	193,103,736
Allowance for loan losses	(3,567,517)	(3,554,664)
	$195,175,423	$189,549,072

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $12,351,000 and $18,124,000 at September 30, 2015 and December 31, 2014, respectively.

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the nine months ended September 30, 2015 and 2014 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

September 30, 2015

Allowance for credit losses:
Beginning balance	$160,100	$798,199	$1,067,315	$1,301,900	$158,750	$68,400	$3,554,664
Charge-offs	-	(153,023)	(8,481)	(198,523)	(95,503)	-	(455,530)
Recoveries	-	1,645	761	351,320	28,940	-	382,666
Provision	(57,200)	119,448	(65,395)	(50,097)	75,161	63,800	85,717
Ending balance	$102,900	$766,269	$994,200	$1,404,600	$167,348	$132,200	$3,567,517

Ending balance: individually evaluated for impairment	$-	$4,869	$-	$-	$-	$-	$4,869
Ending balance: collectively evaluated for impairment	$102,900	$761,400	$994,200	$1,404,600	$167,348	$132,200	$3,562,648

Loans Receivable:
Ending balance	$6,484,974	$41,938,912	$83,725,388	$52,651,131	$4,373,523	$9,385,131	$198,559,059

Ending balance: individually evaluated for impairment	$11,729	$1,107,891	$2,582,894	$644,828	$-	$11,585	$4,358,927
Ending balance: collectively evaluated for impairment	$6,473,245	$40,831,021	$81,142,494	$52,006,303	$4,373,523	$9,373,546	$194,200,132

September 30, 2014

Allowance for credit losses:
Beginning balance	$73,000	$617,629	$753,050	$1,708,962	$181,309	$41,400	$3,375,350
Charge-offs	-	(76,891)	(1,778)	(3,506)	(41,118)	-	(123,293)
Recoveries	-	1,463	80,314	153,121	33,319	-	268,217
Provision	79,100	157,076	(10,304)	(81,778)	(22,042)	10,900	132,952
Ending balance	$152,100	$699,277	$821,282	$1,776,799	$151,468	$52,300	$3,653,226

Ending balance: individually evaluated for impairment	$-	$86,377	$120,382	$257,699	$-	$-	$464,458
Ending balance: collectively evaluated for impairment	$152,100	$612,900	$700,900	$1,519,100	$151,468	$52,300	$3,188,768

Loans Receivable:
Ending balance	$10,988,313	$40,577,088	$61,894,643	$69,456,737	$5,009,585	$4,486,996	$192,413,362

Ending balance: individually evaluated for impairment	$243,827	$632,885	$2,779,367	$1,547,309	$-	$-	$5,203,388
Ending balance: collectively evaluated for impairment	$10,744,486	$39,944,203	$59,115,276	$67,909,428	$5,009,585	$4,486,996	$187,209,974

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of September 30, 2015 and December 31, 2014 and the recognized interest income per the related period:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2015
With no related allowance recorded:
Construction and development	$11,729	$11,729	$-	$12,684	$774
1-4 family residential	1,088,402	1,088,402	-	1,097,425	29,983
Nonfarm, nonresidential	2,582,894	2,582,894	-	2,739,901	82,669
Commercial and industrial	644,828	644,828	-	796,205	8,123
Consumer	-	-	-	-	-
Other loans	11,585	11,585	-	13,546	503
	4,339,438	4,339,438	-	4,659,761	122,052

With an allowance recorded:	-	-	-	-	-
Construction and development	19,489	19,489	4,869	20,272	-
1-4 family residential	-	-	-	-	-
Nonfarm, nonresidential	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	-	-	-	-	-
Other loans	19,489	19,489	4,869	20,272	-

Combined:
Construction and development	11,729	11,729	-	12,684	774
1-4 family residential	1,107,891	1,107,891	4,869	1,117,697	29,983
Nonfarm, nonresidential	2,582,894	2,582,894	-	2,739,901	82,669
Commercial and industrial	644,828	644,828	-	796,205	8,123
Consumer	-	-	-	-	-
Other loans	11,585	11,585	-	13,546	503
	$4,358,927	$4,358,927	$4,869	$4,680,033	$122,052

December 31, 2014
With no related allowance recorded:
Construction and development	$13,536	$13,536	$-	$13,788	$2,710
1-4 family residential	174,314	174,314	-	174,882	7,269
Nonfarm, nonresidential	1,806,013	1,806,013	-	1,826,306	94,953
Commercial and industrial	844,682	844,682	-	986,462	9,452
Consumer	-	-	-	-	-
Other loans	228,111	228,111	-	228,884	15,244
	3,066,656	3,066,656	-	3,230,322	129,628

With an allowance recorded:
Construction and development	-	-	-	-	-
1-4 family residential	399,764	399,764	97,799	402,691	8,141
Nonfarm, nonresidential	852,925	852,925	117,215	852,872	358
Commercial and industrial	554,787	554,787	162,900	552,865	72
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	1,807,476	1,807,476	377,914	1,808,428	8,571

Combined:
Construction and development	13,536	13,536	-	13,788	2,710
1-4 family residential	574,078	574,078	97,799	577,573	15,410
Nonfarm, nonresidential	2,658,938	2,658,938	117,215	2,679,178	95,311
Commercial and industrial	1,399,469	1,399,469	162,900	1,539,327	9,524
Consumer	-	-	-	-	-
Other loans	228,111	228,111	-	228,884	15,244
	$4,874,132	$4,874,132	$377,914	$5,038,750	$138,199

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2015

Construction and development	$-	$-	$-	$-	$6,484,974	$6,484,974	-
1-4 family residential	426,321	345,031	413,710	1,185,062	40,753,850	41,938,912	66,793
Nonfarm, nonresidential	533,724	71,648	317,421	922,793	82,802,595	83,725,388	-
Commercial and industrial	90,150	680,430	185,300	955,880	51,695,251	52,651,131	-
Consumer	127,833	17,368	44,467	189,668	4,183,855	4,373,523	43,345
Other loans	-	-	-	-	9,385,131	9,385,131	-
Total	$1,178,028	$1,114,477	$960,898	$3,253,403	$195,305,656	$198,559,059	$110,138
Percentage of total loans	0.59%	0.56%	0.48%	1.64%	98.36%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	-	-	346,917	346,917	252,324	599,241
Nonfarm, nonresidential	116,473	-	317,421	433,894	94,516	528,410
Commercial and industrial	-	-	185,300	185,300	-	185,300
Consumer	-	-	1,122	1,122	948	2,070
Other loans	-	-	-	-	-	-
	$116,473	$-	$850,760	$967,233	$347,788	1,315,021

December 31, 2014

Construction and development	$94,736	$-	$-	$94,736	$9,966,513	$10,061,249	$-
1-4 family residential	362,406	274,595	172,981	809,982	41,014,824	41,824,806	-
Nonfarm, nonresidential	137,733	105,473	663,902	907,108	73,368,685	74,275,793	-
Commercial and industrial	63,744	20,476	1,271,937	1,356,157	55,246,268	56,602,425	-
Consumer	169,895	48,785	54,306	272,986	4,724,037	4,997,023	53,184
Other loans	-	-	-	-	5,271,062	5,271,062	-
Total	$828,514	$449,329	$2,163,126	$3,440,969	$189,591,389	$193,032,358	$53,184
Percentage of total loans	0.43%	0.23%	1.12%	1.78%	98.22%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	162,027	56,664	172,981	391,672	112,752	504,424
Nonfarm, nonresidential	133,147	-	663,902	797,049	395,558	1,192,607
Commercial and industrial	18,859	-	1,271,937	1,290,796	-	1,290,796
Consumer	-	-	1,122	1,122	-	1,122
Other loans	-	-	-	-	-	-
	$314,033	$56,664	$2,109,942	$2,480,639	$508,310	$2,988,949

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful
September 30, 2015

Construction and development	$6,484,974	$6,484,974	$-	$-	$-
1-4 family residential	41,938,912	41,525,418	413,494	-	-
Nonfarm, nonresidential	83,725,388	82,729,531	995,857	-	-
Commercial and industrial	52,651,131	52,090,158	560,973	-	-
Consumer	4,373,523	4,367,593	4,982	948	-
Other loans	9,385,131	9,385,131	-	-	-
	$198,559,059	$196,582,805	$1,975,306	$948	$-

Percentage of total loans	100.0%	99.0%	1.0%	-%	-%

Guaranteed portion of loans

Construction and development	$14,649	$14,649	$-	$-	$-
1-4 family residential	587,856	587,856	-	-	-
Nonfarm, nonresidential	36,717,790	36,164,290	553,500	-	-
Commercial and industrial	11,640,206	11,521,859	118,347	-	-
Consumer	-	-	-	-	-
Other loans	752,397	752,397	-	-	-
	$49,712,898	$49,041,051	$671,847	$-	$-

	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2014

Construction and development	$10,061,249	$10,061,249	$-	$-	$-
1-4 family residential	41,824,806	41,009,963	641,862	172,981	-
Nonfarm, nonresidential	74,275,793	72,657,724	1,618,069	-	-
Commercial and industrial	56,602,425	55,274,007	1,328,418	-	-
Consumer	4,997,023	4,996,479	544	-	-
Other loans	5,271,062	5,254,896	16,166	-	-
	$193,032,358	$189,254,318	$3,605,059	$172,981	$-

	100.0%	98.0%	1.9%	0.1%	-%

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Total	Pass Credits	Special Mention	Substandard	Doubtful
Guaranteed portion of loans

Construction and development	$15,604	$15,604	$-	$-	$-
1-4 family residential	584,842	306,212	278,630	-	-
Nonfarm, nonresidential	29,914,244	29,082,499	831,745	-	-
Commercial and industrial	13,858,258	12,877,497	980,761	-	-
Consumer	-	-	-	-	-
Other loans	768,869	760,786	8,083	-	-
	$45,141,817	$43,042,598	$2,099,219	$-	$-

NOTE 7.	TROUBLED DEBT RESTRUCTURINGS

For the nine and three months ended September 30, 2015 and 2014, the following table presents loans modified during the period that were considered to be troubled debt restructurings.

	For the three months ended September 30,			For the nine months ended September 30,
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
2015
1-4 Family residential	1	$82,787	$85,278	1	$82,787	$85,278

2014
1-4 Family residential	1	167,797	167,797	4	327,724	327,724

During the nine and three months ended September 30, 2015 and 2014, no loans that had previously been restructured were in default.

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

On July 28, 2015, McCrory announced the final revenue figures for the fiscal year ended on June 30, 2015 revealed that North Carolina had a $445 million revenue surplus.  Thus, the state met the necessary revenue target for fiscal year 2014-2015 to lower the corporate income tax rate from 5 percent to 4 percent effective for tax years beginning on or after January 1, 2016.  As of September 30, the Company estimates the rate reduction trigger will result in a $22,680 reduction in deferred income taxes. The Company has recorded the impact of this legislation as a reduction in deferred income taxes as of September 30, 2015.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral and discounted cash flows. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
September 30, 2015	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$4,504	$-	$4,504	$-
Mortgage-backed securities	22	-	22	-
Corporate bonds	294	-	-	294
Equities and mutual funds	523	523	-	-
Total assets at fair value	$5,343	$523	$4,526	$294

(in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$3,497	$-	$3,497	$-
Mortgage-backed securities	26	-	26	-
Corporate bonds	255	-	-	255
Equities and mutual funds	586	586	-	-
Total assets at fair value	$4,364	$586	$3,523	$255

For the nine months ended September 30, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2015	2014
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$255	$451
Total unrealized gain (loss) included in income	-	-
Total unrealized gain (loss) included in other comprehensive income	39	51
Bonds called	-	(250)
Balance, September 30	$294	$252

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE, CONTINUED

The change in the fair value of corporate bond assets for the nine and three month periods ended September 30, 2015 was $39,000 and $9,000, respectively. The change in the fair value of corporate bond assets for the nine and three month periods ended September 30, 2014 was $6,000, except for the call of a $250,000 corporate bond with a recorded fair valued of $205,000.

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

(in thousands)
September 30, 2015	Total	Level 1	Level 2	Level 3

Impaired loans:
1-4 family residential	$15	$-	$-	$15
Foreclosed assets	421	-	-	421
Servicing assets	344	-	-	344
Total assets at fair value	$780	$-	$-	$780

(in thousands)
December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial and industrial	$392	$-	$-	$392
Nonfarm, non-residential	736	-	-	736
1-4 family residential	302	-	-	302
Foreclosed assets	281	-	-	281
Servicing assets	350	-	-	350
Total assets at fair value	$2,061	$-	$-	$2,061

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Financial Instruments – Assets
Loans, net	$195,175	$203,431	$-	$-	$203,431

Financial Instruments-Liabilities
Deposits	229,949	222,945	-	81,862	141,083
Long-Term Debt	4,250	4,406	-	-	4,406

December 31, 2014
Financial Instruments – Assets
Loans, net	$189,549	$195,254	-	-	$195,254

Financial Instruments-Liabilities
Deposits	206,667	202,750	-	61,925	140,825
Long-Term Debt	6,250	6,486	-	-	6,486

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp's financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended September 30, 2015, was $752,354 or $0.19 per diluted share outstanding, compared to a $668,455 or $0.17 per diluted share outstanding, for the same period in 2014. Earnings for the three months ended September 30, 2015, are approximately 12.6% higher than for the same period in 2014. The increase in earnings results from an increase in net interest income. Net interest income increased from $2,381,095 in the third quarter of 2014 to $2,513,442 in 2015. Most of this increase is due to loan growth. Average loans outstanding increased 3.8% from the third quarter of 2014 to the third quarter of 2015, or approximately $7,125,000. The net interest margin decreased from 4.15% to 4.00% from 2014 to 2015 due to a change in the average asset mix. Higher yielding loans averaged 80.7% of total interest earning assets in the third quarter of 2014 but only averaged 78.2% in the third quarter of 2015. As a result overall asset yields dropped from 4.75% in 2014 to 4.44% in 2015. The cost of funds decreased from 0.66% in the third quarter of 2014 to 0.49% in the third quarter of 2015 but was not enough to offset the reduction in asset yields. The provision for loan loss reserves decreased from $139,527 in the third quarter of 2014 to a provision of $129,213 in 2015. The decrease in the provision is partially due to a decrease in specific reserves on impaired loans. Noninterest expenses increased from $1,753,022 in the third quarter of 2014 to $1,799,660 in 2015, a 2.7% increase.

Net income available for common stockholders for the nine months ended September 30, 2015, was $2,129,767 or $0.54 per diluted share outstanding, compared to a $2,021,677 or $0.52 per diluted share outstanding, for the same period in 2014. Earnings for the nine months ended September 30, 2015, are approximately 5.4% higher than for the same period in 2014. The increase in earnings results from an increase in net interest income and a decrease in the provision for loan loss reserves.  Net interest income increased from $7,002,205 in the first nine months of 2014 to $7,373,519 in 2015. Most of this increase is due to loan growth. Average loans outstanding increased 4.3% from the first nine months of 2014 to the same period in 2015, or approximately $7,850,000. The net interest margin increased from 4.07% to 4.09% from 2014 to 2015 due to lower deposit costs. Asset yields dropped from 4.67% in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

2014 to 4.57% in 2015 but the reduction was offset by a reduction in the cost of funds. The cost of funds decreased from 0.66% in the first nine months of 2014 to 0.53% in 2015. The provision for loan losses decreased from  $132,952 in 2014 to  $85,717 in 2015. Gross loans increased approximately $5,526,000 from December 31, 2014 to September 30, 2015. However, the percentage of loans carrying government guarantees increased from $45,141,818, or 23.4% of gross loans at the end of 2014 to $49,712,898, or 25.0% of gross loans at September 30, 2015. The decreased credit exposure resulted in lower reserves. Noninterest income decreased from $1,942,585 in the first nine months of 2014 to $1,917,613 in 2015. The decrease primarily results a reduction in gains from the sale of government guaranteed loans. The Company had no gains for the first nine months of 2015, down from the $127,362 reported in 2014. Noninterest expenses increased 4.6% from $5,418,154 in 2014, to $5,669,710 in 2015. This increase was due increases in salaries and benefits and to expenses associated with foreclosed assets. Salaries and benefits increased 1.6% from 2,869,549 in 2014 to 2,914,354 in 2015. Increases in foreclosed assets expense, professional fees and other expense all rose as a result of cost required to take possession and dispose of foreclosed properties.

On September 30, 2015, Surrey Bancorp's assets totaled $276,915,968 compared to $253,201,323 on December 31, 2014. Net loans were $195,175,423 compared to $189,549,072 on December 31, 2014. This net increase was the result of a $5,639,204 increase in loans and net deferred fees and a $12,853 net increase in the loan loss reserve. Nonfarm, nonresidential loans represent most of the growth in the loan portfolio increasing $9,449,595 or 12.7% since the end of 2014. There was a 35.5% decrease in construction loans while other real estate loans collectively grew 7.9%. Commercial loans decreased by 7.0%. Overall gross loans increased 2.9%

Total deposits on September 30, 2015, were $229,949,498 compared to $206,666,581 at the end of 2014. This increase is attributable to an increase in demand deposit accounts, interest-bearing demand deposits accounts and savings accounts which increased collectively from $126,665,409 at December 31, 2014 to $158,410,691 at September 30, 2015. Large individual deposits account for much of the increase. These deposits are expected to reduce over the coming months. Overall, noninterest-bearing and interest-bearing demand deposits increased 35.9% from 2014 totals, while savings deposits, including money market accounts, increased 4.4%. Certificates of deposit decreased 10.6% from December 31, 2014 totals, or $8,462,365.

Common stockholders’ equity increased by $2,109,746, or 6.41%, during the nine months ended September 30, 2015. The net increase is comprised of net income of $2,266,957, a reduction in other comprehensive income of $20,021 and the declaration and accrual of preferred dividends of $137,190. The net increase resulted in a common stock book value of $9.86 per share, up from $9.27 on December 31, 2014.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended September 30, 2015.

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

Investments in available for sale securities of $5,343,021 consisted of Government-sponsored enterprise obligations with maturities ranging from 17 to 34 months, corporate bonds with maturities of 3.0 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually, and equity securities and mutual funds.

Loans

Net loans outstanding on September 30, 2015, were $195,175,423 compared to $189,549,072 on December 31, 2014. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 63.4% of the Bank's loans as of September 30, 2015, are fixed rate loans with 36.6% floating with the Bank's prime rate or other appropriate internal or external indices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

Deposits on September 30, 2015, were $229,949,498, compared to $206,666,581 on December 31, 2014. The September total consists of a base of approximately 12,795 accounts compared to 12,690 accounts at December 31, 2014. Interest-bearing accounts represent 73.7% of September 30, 2015 period end deposits versus 74.4% at December 31, 2014.

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

	Ratio	Minimum Required For Capital Adequacy Purposes
September 30, 2015:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.61%	8.0%
Surrey Bank & Trust	21.50%	8.0%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.27%	5.0%
Surrey Bank & Trust	20.23%	5.0%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.39%	4.0%
Surrey Bank & Trust	20.23%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.93%	4.0%
Surrey Bank & Trust	13.81%	4.0%

December 31, 2014:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	21.55%	8.0%
Surrey Bank & Trust	21.11%	8.0%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	n/a	n/a
Surrey Bank & Trust	n/a	n/a
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.29%	4.0%
Surrey Bank & Trust	19.85%	4.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.93%	4.0%
Surrey Bank & Trust	13.65%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	September 30, 2015	December 31, 2014

Nonaccrual loans	$1,315,021	$2,988,949
Loans past due 90 days and still accruing	110,139	53,184
Foreclosed assets	421,491	280,821
Total	$1,846,651	$3,322,954
Total assets	$276,915,968	$253,201,323

Ratio of nonperforming assets to total assets	0.67%	1.31%

At September 30, 2015, the Bank had loans totaling $1,315,021 in nonaccrual status. Nonaccrual loans totaling $347,789 were current at the end of September. The guaranteed portion of nonaccrual loans at September 30, 2015 is $414,849. Foreclosed assets at September 30, 2015 primarily consist of 1-4 family residential and nonfarm, nonresidential properties. Loans that were considered impaired but were still accruing interest at September 30, 2015, including troubled debt restructurings, totaled $3,231,723. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific reserves on nonaccrual and impaired loans totaled $4,869 at September 30, 2015, or 0.1% of the balances outstanding.

Nonaccrual and impaired loans still accruing are summarized below:

	September 30, 2015	December 31, 2014

Construction and development	$11,729	$13,536
1-4 family residential	1,293,638	601,587
Nonfarm, nonresidential	2,582,894	2,658,937
Commercial and industrial	644,828	1,399,470
Consumer	2,070	8,854
Other loans	11,585	228,111
Total impaired and nonaccrual	$4,546,744	$4,910,495
Guaranteed portion	$1,279,212	$2,090,348

At September 30, 2015, consumer loans totaling $186,695 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. These loans are on nonaccrual status at September 30, 2015 and therefore considered impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	September 30, 2015		December 31, 2014
Construction and development	$6,484,974	3.27%	$10,061,249	5.21%
1-4 family residential	41,938,912	21.12%	41,824,806	21.67%
Multi-family	1,178,251	0.59%	1,109,586	0.57%
Farmland	3,360,755	1.69%	3,486,002	1.81%
Nonfarm, nonresidential	83,725,388	42.17%	74,275,793	38.48%
Total real estate	136,688,280	68.84%	130,757,436	67.74%

Agricultural	4,846,125	2.44%	675,474	0.35%
Commercial and industrial	52,651,131	26.52%	56,602,425	29.32%
Consumer	4,373,523	2.20%	4,997,023	2.59%
Total loans	$198,559,059	100.00%	$193,032,358	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower's actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $62,186,279 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $49,712,898 at September 30, 2015. Loan guarantees by loan class are below:

	September 30, 2015	Guaranteed Portion
		Amount	Percentage
Construction and development	$6,484,974	$14,649	0.23%
1-4 family residential	41,938,912	587,856	1.40%
Multi-family	1,178,251	5,792	0.49%
Farmland	3,360,755	746,605	22.22%
Nonfarm, nonresidential	83,725,388	36,717,790	43.86%
Total real estate	136,688,280	38,072,692	27.85%

Agricultural	4,846,125	-	-%
Commercial and industrial	52,651,131	11,640,206	22.11%
Consumer	4,373,523	-	-%
Total loans	$198,559,059	$49,712,898	25.04%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a small segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $1,826,771, or 0.92% of total loans at September 30, 2015. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $15,234,281, or 7.67% of total loans at September 30, 2015.

The consolidated provision for loan losses was $85,717 for the first nine months of 2015 compared to $132,952 for the same period in 2014. Gross loans increased $5,526,701 from December 31, 2014 to September 30, 2015. However, the percentage of loans carrying government guarantees increased from $45,141,818, or 23.4% of gross loans at the end of 2014 to $49,712,898, or 25.04% of gross loans at September 30, 2015. The decreased credit exposure resulted in lower reserves.

The reserve for loan losses on September 30, 2015, was $3,567,517 or 1.80% of period end loans. This percentage is derived from total loans. Approximately $62,186,000 of total loans outstanding at September 30, 2015, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.39% of outstanding loans.  At December 31, 2014 the loan loss reserve percentage was 1.83% of total loans and 2.40% of loans net of government guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The level of reserve is established based upon management's evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank's asset quality affected by these environmental factors.  The following table is a summary of loans past due at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$-	$-	$94,736	$-
1-4 family residential	771,352	413,710	637,000	172,981
Nonfarm, non-residential	605,372	317,421	243,206	663,902
Commercial and industrial	770,580	185,300	84,221	1,271,937
Consumer	145,201	44,467	218,680	55,428
Other loans	-	-	-	-
	$2,292,505	$960,898	$1,277,843	$2,164,248
Non-accrual loans included above	$116,473	$-	$370,697	$2,109,942
Guaranteed portion	$1,103,256	$356,612	$100,869	$1,935,839

Ratio to total loans	1.15%	0.48%	0.66%	1.12%
Ratio to total loans, net of guarantees	0.80%	0.41%	0.80%	0.15%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues decreased from December 31, 2014 to September 30, 2015. The decrease is in the 90 day plus time frame, as the 30-89 day plus time frame increased. The largest decrease was in commercial and industrial loans 90 days past due. The largest increase was in commercial and industrial loans 30-89 days past due. Collectively commercial and industrial loans past due decreased $400,278.

Net of loan guarantees, total past dues have increased from $1,405,383 at December 31, 2014, to $1,793,535 at September 30, 2015, or 27.6%. Total past due loans at September 30, 2015 consist of fifty-nine loans with an average balance of $55,142, compared to fifty-seven loans at December 31, 2014, with an average balance of $60,388. Loans over $250,000 delinquent at September 30, 2015 and December 31, 2014 amounted to $1,441,436 and $1,223,882, respectively. The September 2015 and December 2014 totals consist of four and three loans, respectively, one of which is the same. The guaranteed portion of these loans at September 30, 2015 and December 31, 2014, is $835,507 and $1,072,042, respectively.

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

At September 30, 2015, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $66,050,559 compared to $49,129,109 at December 31, 2014. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $35,500,000. At September 30, 2015, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $9,374,000 of which $4,250,000 had been advanced at September 30, 2015.

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

Surrey Bancorp

Date: November 12, 2015	/s/ Edward C. Ashby, III

Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	/s/ Mark H. Towe

Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)