Form 10-K
period 2015-12-31
SURREY BANCORP
filed 2016-03-23
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20429

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

3,549,665 shares of the Registrant’s common stock were issued and outstanding as of March 6, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2015, is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15.  The registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

The principal business of the Company is to provide comprehensive individual and corporate financial services through its main and branch offices in Mount Airy, North Carolina and branch offices in Stuart, Virginia and Pilot Mountain and Elkin, North Carolina.  These services include demand and time deposits as well as commercial, installment, mortgage and other consumer lending services, insurance and investment services.

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

The majority of loans and commitments to extend credit have been granted to customers in the Company’s market area.  The majority of such customers are depositors.  The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $5,700,000.  Although the Company has a reasonably diversified portfolio, it has loan concentrations relating to customers who are in the following industries: residential real estate, real estate leasing and development, fabricated metal products manufacturing, accommodations, utilities, heavy construction, repairs and maintenance industries, nursing and residential care facilities, motion picture and sound recording industries, trucking, amusement facilities and various manufacturing industries. Total loans and loan commitments to these industry groups at December 31, 2015 and 2013 are summarized in the table below:

	Loans and Commitments December 31,
Industry	2015	2014
Real Estate	$33,204,000	$28,172,000
Utilities	9,811,000	6,037,000
Accommodations	9,684,000	10,059,000
Heavy and Civil Engineering Construction	8,644,000	9,306,000
Repair and Maintenance Industries	7,931,000	7,450,000
Animal Production	6,691,000	1,805,000
Nursing and Residential Care Facilities	6,349,000	6,538,000
Motion Picture and Sound Recording Industries	5,570,000	5,942,000
Amusement, Gambling, and Recreation Industries	5,393,000	5,576,000
Truck Transportation	5,340,000	7,542,000
Specialty Trade Contractors	4,926,000	3,416,000
Construction of Buildings	4,572,000	5,505,000
Miscellaneous Manufacturing	4,520,000	4,632,000
Motor Vehicle and Parts Dealers	3,554,000	4,120,000
Building Material and Garden Equipment Dealers	3,524,000	2,080,000
Fabricated Metal Products Manufacturing	3,519,000	11,380,000
Gasoline Stations	3,376,000	1,925,000
Mining except Oil and Gas	3,164,000	-
Administrative and Support Services	3,055,000	830,000
Nonmetallic Mineral Product Manufacturing	2,960,000	2,137,000
Personal and Laundry Services	2,935,000	2,455,000
Wood Product Manufacturing	2,400,000	4,485,000
Food Service and Drinking Places	2,278,000	1,587,000
Educational Services	2,173,000	2,153,000
Other Family and Individual Services	2,022,000	1,486,000

Rights

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

New Services

No new services were added to the Company’s operations in 2015.

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

Reserve Requirements.   Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts.  During 2015, no reserves were required to be maintained on the first $14.5 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $14.5 million and $103.6 million, and additional reserves were required to be maintained on aggregate balances in excess of $103.6 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2016, no reserves will be required to be maintained on the first $15.2 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $15.2 million and $110.2 million, and additional reserves are required on aggregate balances in excess of $110.2 million in an amount equal to 10.0% of the excess.  Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank bearing nominal interest, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets and interest income.  As of December 31, 2015, the Bank met its reserve requirements.

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

Every bank holding company and bank has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%.  In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks.  The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio.  However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner.  As of December 31, 2015, the Company’s leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 13.93%, 20.29% and 21.55%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets.  The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities.  The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets.  As of December 31, 2015, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

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

•	Increased Capital Standards and Enhanced Supervision. In July 2015, the Board of Governors of the Federal Reserve System announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rule requires banking organizations to hold more and higher quality capital to act as a financial cushion to absorb losses, taking into account the impact of risk. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations, such as the Company and the Bank, will not begin until January 2015, while the phase-in period for larger banks starts in January 2015. Increases in capital requirements could result in a material impact on the Company and the Bank.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers, and is expected to standardize certain consumer products and to require banks to provide expanded access to account, transaction and fee information. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd- Frank Act also allows depository institutions to pay interest on demand deposits.

•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. The Company does not believe the Dodd-Frank Act will materially impact the current compensation policies at the Company and Bank.

•	Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital (with an exception for certain small bank holding companies). TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009, such as the Company, are exempt from these capital deductions.

•	De Novo Interstate Branching. The Dodd-Frank Act removes restrictions on interstate branching and allows banks to establish branch offices in any state if the laws of that state permit a bank chartered in that state to establish the branch office. This provision may increase competition with the Bank by out-of-state financial institutions.

•	Shareholder Voting. The Dodd-Frank Act requires, at least once every three years, a non-binding shareholder vote on executive compensation. Shareholders must also be given a non-binding vote on the frequency of such “say-on-pay” votes. If shareholders are asked to vote on a merger transaction, they must also be permitted a non-binding vote on any compensation paid to the company’s named executive officers in connection with the transaction. The Act also prohibits brokers from voting on any of these proposals without customer instructions.

•	Volker Rule. On December 13, 2013, the Federal Reserve, the FDIC, and other regulatory agencies adopted the final rule implementing Section 13 of the Bank Holding Company Act. The so-called Volcker Rule generally prohibits, subject to exceptions, certain banking entities from (i) engaging in proprietary trading and (ii) acquiring or retaining ownership interests in, or acting as sponsors to, certain hedge funds and private equity funds. Certain trading and fund activity is expressly permitted – notably, underwriting activities, market-making related activities, and risk-mitigating hedging activities. The Volker Rule is not expected to have any impact on the Company since it does not engage in any trading or fund activity.

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

Employees

All employees of the Company are compensated by the Company’s subsidiary, the Bank. The Bank had ten (10) officers, fifty-nine (64) full-time employees (including the officers), and fourteen (14) part-time employees as of December 31, 2015.

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

The Bank has two branch locations in Mount Airy, North Carolina. The 1280 West Pine Street branch is a two-story brick building with approximately 4,500 square feet of floor space.  The branch also has drive-up facilities and is leased under a five-year agreement, which extends through March of 2020. The 2050 Rockford Street branch is a one-story brick building with approximately 2,400 square feet of floor space with drive-up facilities.

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

The Bank has a branch location in Elkin, North Carolina located at 393 CC Camp Road. The branch is a one-story brick building with approximately 2,400 square feet of floor space. The building has drive-up facilities.

The Bank has a Loan Production Office (LPO) in North Wilkesboro, North Carolina at 717 Main Street. The LPO office space is approximately 800 square feet and is leased under a renewal six-month agreement with an option to extend the lease until November 2016.

The Bank owns all of its facilities except for the West Pine Street branch and the North Wilkesboro Loan Production Office, which are leased as described above.

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

The Company’s common stock is traded in the over the counter market, and is listed in the National Daily Quotation Service “Bulletin Board” under the symbol “SRYB.” The following table shows the high and low prices for each quarter of the fiscal years, and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	2015– Price Per Share		2014 – Price Per Share
	High	Low	High	Low
First Quarter	$16.49	$13.40	$12.75	$10.40
Second Quarter	$16.00	$13.55	$13.00	$12.00
Third Quarter	$14.00	$11.15	$14.75	$12.00
Fourth Quarter	$12.74	$11.00	$15.50	$13.00

The last sales price of the common stock on March 14, 2016 was $10.85. The approximate number of holders of the Company’s 3,549,665 shares of Common Stock as of December 31, 2015 is 1,400.  There are 189,356 shares of the Company’s Series A Preferred Stock issued and outstanding as of December 31, 2015. The preferred stock is non-cumulative and each share is convertible into 2.2955 shares of common stock. The preferred stock carries a dividend rate of 4.5% and has a liquidation value of $14.00 per share. The preferred stock was issued under a private placement in the second quarter of 2003. There are 181,154 shares of the Company’s Series D Preferred Stock issued and outstanding as of December 31, 2015. The preferred stock is non-cumulative and each share is convertible into 1.1000 shares of common stock. The preferred stock carries a dividend rate of 5.0% and has a liquidation value of $7.08 per share. The preferred stock was issued under a private placement in the fourth quarter of 2010.

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

On December 15, 2015, the Company declared a special cash dividend of $0.27 per share on its common stock, payable January 12, 2016, to shareholders of record as of the close of business on December 28, 2015. This dividend was paid out of a $1,190,000 dividend payment to the Company from Surrey Bank & Trust.

On December 16, 2014, the Company declared a special cash dividend of $0.22 per share on its common stock, payable January 12, 2015, to shareholders of record as of the close of business on December 29, 2014. This dividend was paid out of a $930,000 dividend payment to the Company from Surrey Bank & Trust.

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

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2015 attached as Exhibit 15 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2015 attached as Exhibit 15 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a “Smaller Reporting Company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the registrant’s annual report to security holders for the fiscal year ended December 31, 2015 attached as Exhibit 15 to this Form 10-K.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2015, based on the 2013 framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2015, Surrey Bancorp’s internal control over financial reporting was effective.

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

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2016.

The following table sets forth equity compensation plan information at December 31, 2015.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the registrant’s definitive proxy statement to be filed with the SEC by April 30, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of the report:

2015 Annual Report To Stockholders Pages*

1. Consolidated Financial Statements

Consolidated Balance Sheets December 31, 2015 and 2014	3

Consolidated Statements of Income Years ended December 31, 2015 and 2014	4

Consolidated Statements of Comprehensive Income Years ended December 31, 2015 and 2014	5

Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2015 and 2014	6

Consolidated Statements of Cash Flows Years ended December 31, 2015 and 2014	7 – 8

Notes to Consolidated Financial Statements	9 – 38

Report of Independent Registered Public Accounting Firm	39

* Incorporated by reference from the indicated pages of the 2015 Annual Report to Stockholders

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

13.1
2015 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the SEC only and is not deemed to be filed as part of the Report on Form 10-K)
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

SURREY BANCORP

3/23/16	s/ Edward C. Ashby, III
Date	Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

s/ Edward C. Ashby, III	Director, President and	3/23/16
Edward C. Ashby, III	Chief Executive Officer
(Principal Executive Officer)

s/ Mark H. Towe	Sr. Vice President and	3/23/16
Mark H. Towe	Chief Financial Officer
(Principal Financial Officer)

s/ Robert H. Moody	Chairman of the Board	3/23/16
Robert H. Moody

s/ Elizabeth Johnson Lovill	Director	3/23/16
Elizabeth Johnson Lovill

s/ Gene Rees	Director	3/23/16
Gene Rees

s/ Tamra W. Thomas	Director	3/23/16
Tamra W. Thomas

s/ Tom G. Webb	Director	3/23/16
Tom G. Webb

s/ Buddy Williams	Director	3/23/16
Buddy Williams