Form 10-Q
period 2016-03-31
SURREY BANCORP
filed 2016-05-12
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2016

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

On May 12, 2016 there were 3,549,665 common shares issued and outstanding.

Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015 (Audited)

	March 2016	December 2015

Assets
Cash and due from banks	$7,041,151	$5,874,561
Interest-bearing deposits with banks	23,462,068	32,921,125
Federal funds sold	1,221,172	1,217,801
Investment securities available for sale	5,316,724	5,340,743
Restricted equity securities	401,699	397,599
Loans, net of allowance for loan losses of $3,800,316 at March 31, 2016 and $3,626,908 at December 31, 2015	207,097,033	197,904,895
Property and equipment, net	5,313,551	5,333,066
Foreclosed assets	365,609	384,452
Accrued income	1,108,545	1,084,164
Goodwill	120,000	120,000
Bank owned life insurance	6,671,349	5,125,339
Other assets	2,426,128	2,072,810
Total assets	$260,545,029	$257,776,555

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$59,875,326	$54,619,375
Interest-bearing	156,405,665	158,068,586
Total deposits	216,280,991	212,687,961

Long-term debt	1,750,000	2,750,000
Dividends payable	45,227	1,004,642
Accrued interest payable	109,026	91,632
Other liabilities	2,930,472	2,571,350
Total liabilities	221,115,716	219,105,585

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized,
189,356 shares of Series A issued and outstanding with no par value 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 10,000,000 shares authorized at no par value; 3,549,665 shares issued and outstanding at March 31, 2016 and December 31, 2015	12,101,480	12,101,480
Retained earnings	23,459,314	22,727,587
Accumulated other comprehensive loss	(288)	(26,904)
Total stockholders’ equity	39,429,313	38,670,970
Total liabilities and stockholders’ equity	$260,545,029	$257,776,555

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Three months ended March 31, 2016 and 2015 (Unaudited)

	2016	2015
Interest income
Loans and fees on loans	$2,873,063	$2,679,309
Federal funds sold	1,266	691
Investment securities available for sale, taxable	22,782	16,807
Investment securities available for sale, dividends	649	2,234
Deposits with banks	30,856	20,837
Total interest income	2,928,616	2,719,878

Interest expense
Deposits	212,348	236,397
Long-term debt	20,867	60,705
Total interest expense	233,215	297,102
Net interest income	2,695,401	2,422,776

Provision for (recapture of) loan losses	75,814	(113,794)
Net interest income after provision for (recapture of) loan losses	2,619,587	2,536,570

Noninterest income
Service charges on deposit accounts	160,977	191,344
Fees on loans delivered to correspondents	7,194	5,646
Other service charges and fees	180,185	171,193
Gain (loss) on the sale of investment securities	(33,127)	4,376
Income from bank owned life insurance	46,010	36,824
Insurance commissions	100,911	83,777
Brokerage commissions	14,681	79,041
Other operating income	61,726	53,033
Total noninterest income	538,557	625,234

Noninterest expense
Salaries and employee benefits	1,078,058	1,032,331
Occupancy expense	129,093	109,348
Equipment expense	68,451	62,896
Data processing	129,576	123,006
Foreclosed assets, net	34,031	38,844
Postage, printing and supplies	43,479	41,324
Professional fees	17,703	141,999
FDIC insurance premiums	32,515	24,458
Other expense	422,683	458,462
Total noninterest expense	1,955,589	2,032,668
Net income before income taxes	1,202,555	1,129,136

Income tax expense	425,601	400,702
Net income	776,954	728,434

Preferred stock dividends	(45,227)	(45,227)
Net income available to common stockholders	$731,727	$683,207

Basic earnings per common share	$0.21	$0.19
Diluted earnings per common share	$0.19	$0.17
Basic weighted average common shares outstanding	3,549,665	3,549,665
Diluted weighted average common shares outstanding	4,183,600	4,187,410

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2016 and 2015 (Unaudited)

	2016	2015

Net income	$776,954	$728,434

Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	7,455	12,825
Tax effect	(2,703)	(4,801)
Reclassification of (gains) losses recognized in net income	33,127	(4,376)
Tax effect	(11,263)	1,488
	26,616	5,136
Comprehensive income	$803,570	$733,570

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Three months ended March 31, 2016 and 2015 (Unaudited)

	2016	2015
Cash flows from operating activities
Net income	$776,954	$728,434
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	73,755	67,627
Gain on sale of property and equipment	(10)	(50)
(Gain) loss on the sale of securities	33,127	(4,376)
Loss on the sale of foreclosed assets	-	8,507
Write down of foreclosed assets	25,048	-
Provision (recapture) of loan losses	75,814	(113,794)
Deferred income tax benefit	(7,199)	(2,071)
Accretion of discount on securities, net of amortization of premiums	(211)	(103)
Increase in cash surrender value of life insurance	(46,010)	(36,824)
Life insurance proceeds	-	1,001,320
Changes in assets and liabilities:
Accrued income	(24,381)	(3,487)
Other assets	(360,085)	91,210
Accrued interest payable	17,394	22,809
Other liabilities	359,122	(60,807)
Net cash provided by operating activities	923,318	1,698,395

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	9,459,057	(5,309,402)
Net increase in federal funds sold	(3,371)	(2,231)
Purchases of investment securities	(1,500,516)	(1,009,610)
Maturities of investment securities	1,001,483	1,001,578
Purchase of restricted equity securities	(4,100)	(11,100)
Net (increase) decrease in loans	(9,289,032)	481,474
Proceeds from the sale of investment securities	530,718	11,135
Proceeds from the sale of foreclosed assets	14,875	136,924
Purchases of property and equipment	(54,240)	(244,800)
Purchase of bank owned life insurance	(1,500,000)	-
Proceeds from the sale of property and equipment	10	50
Net cash used in investing activities	(1,345,116)	(4,945,982)

Cash flows from financing activities
Net increase in deposits	3,593,030	3,239,968
Maturity of long-term debt	(1,000,000)	-
Dividends paid	(1,004,642)	(827,159)
Net cash provided by financing activities	1,588,388	2,412,809
Net increase (decrease) in cash and cash equivalents	1,166,590	(834,778)
Cash and due from banks, beginning	5,874,561	6,236,749
Cash and due from banks, ending	$7,041,151	$5,401,971

Supplemental disclosures of cash flow information
Interest paid	$215,821	$274,293
Taxes paid	$-	$-
Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$21,080	$40,136
Cash dividends declared but not paid	$45,227	$45,227

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2016 and 2015 (Unaudited)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive
	Amount	Shares	Amount		Income (Loss)	Total

Balance, January 1, 2015	$3,868,807	3,549,665	$12,101,480	$20,808,309	$(7,942)	$36,770,654

Net income	-	-	-	728,434	-	728,434
Other comprehensive income	-	-	-	-	5,136	5,136

Dividends declared and accrued on convertible Series A preferred stock ($.16 per share)	-	-	-	(29,415)	-	(29,415)
Dividends declared and accrued on convertible Series D preferred stock ($.09 per share)	-	-	-	(15,812)	-	(15,812)
Balance, March 31, 2015	$3,868,807	3,549,665	$12,101,480	$21,491,516	$(2,806)	$37,458,997

Balance, January 1, 2016	$3,868,807	3,549,665	$12,101,480	$22,727,587	$(26,904)	$38,670,970

Net income	-	-	-	776,954	-	776,954
Other comprehensive income	-	-	-	-	26,616	26,616

Dividends declared and accrued on convertible Series A preferred stock ($.16 per share)	-	-	-	(29,415)	-	(29,415)
Dividends declared and accrued on convertible Series D preferred stock ($.09 per share)	-	-	-	(15,812)	-	(15,812)
Balance, March 31, 2016	$3,868,807	3,549,665	$12,101,480	$23,459,314	$(288)	$39,429,313

See Notes to Consolidated Financial Statements

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of March 31, 2016, the results of its operations and comprehensive income for the three months ended March 31, 2016 and 2015, and its changes in stockholders’ equity and cash flows for the three months ended March 31, 2016 and 2015.  These adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2015, included in the Company’s Form 10-K. The balance sheet at December 31, 2015, has been taken from the audited financial statements at that date.

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

Critical Accounting Policies

The notes to the audited consolidated financial statements for the year ended December 31, 2015 contain a summary of the significant accounting policies.  The Company believes our policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.  See our Annual Report on Form 10-K for full details on critical accounting policies.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At March 31, 2016 and December 31, 2015, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. Fixed rate loans are carried at the lower of cost or market. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded and held for sale at March 31, 2016 and December 31, 2015.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet. The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee's rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months. Under this approach, a lessee will account for most existing capital/finance leases as Type A leases and most existing operating leases as Type B leases. Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors The new guidance will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Management is currently analyzing the impact of the adoption of this guidance on the Company's financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION, CONTINUED

Recent Accounting Pronouncements, continued

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows.  Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

Debt and equity securities have been classified in the balance sheets according to management’s intent.  The amortized costs of securities available for sale and their approximate fair values at March 31, 2016 and December 31, 2015 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2016
Government-sponsored enterprises	$4,998,434	$3,175	$3,729	$4,997,880
Mortgage-backed securities	18,746	398	-	19,144
Corporate bonds	300,000	-	300	299,700
	$5,317,180	$3,573	$4,029	$5,316,724

December 31, 2015
Government-sponsored enterprises	$4,498,227	$3,130	$10,117	$4,491,240
Mortgage-backed securities	20,233	446	-	20,679
Corporate bonds	300,000	-	300	299,700
Equities and mutual funds	563,321	14,644	48,841	529,124
	$5,381,781	$18,220	$59,258	$5,340,743

At March 31, 2016 and December 31, 2015, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law.  The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities.  Actual maturities of these bonds may vary as the underlying mortgages are prepaid.  The investment in equities and mutual funds by nature have no maturity date and are classified as due in one year or less. The scheduled maturities of securities (all available for sale) at March 31, 2016, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$500,000	$499,655
Due after one year through five years	4,809,160	4,808,828
Due after five years through ten years	-	-
Due after ten years	8,020	8,241
	$5,317,180	$5,316,724

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks at March 31, 2016 and December 31, 2015, and market volatility as it relates to equity and mutual fund investments at December 31, 2015.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2016
Government-sponsored enterprises	$1,995,050	$3,384	$499,655	$345	$2,494,705	$3,729
Corporate bonds	-	-	299,700	300	299,700	300
	$1,995,050	$3,384	$799,355	$645	$2,794,405	$4,029

December 31, 2015
Government-sponsored enterprises	$2,488,110	$10,117	$-	$-	$2,488,110	$10,117
Corporate bonds	-	-	299,700	300	299,700	300
Equities and mutual funds	63,865	22,785	41,140	26,056	105,005	48,841
	$2,551,975	$32,902	$340,840	$26,356	$2,892,815	$59,258

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES, CONTINUED

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are two securities in the portfolio at March 31, 2016, with unrealized losses for a period greater than 12 months. One of these securities also had unrealized losses for a period greater than 12 months at December 31, 2015. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The Company had realized losses of $33,127 from the sales of equity and mutual fund investment securities for the three month period ended March 31, 2016, and realized gains of $4,376 from the sales of equity and mutual fund investment securities for the three month periods ended March 31, 2015. Total proceeds from the sales amounted to $530,718 and $11,135 in 2016 and 2015, respectively.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share for the three months ended March 31, 2016 and 2015 were calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

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

At March 31, 2016, the Company had commitments to extend credit, including unused lines of credit of approximately $43,674,000 and letters of credit outstanding of $2,801,841.

NOTE 5.	LOANS

The major components of loans in the balance sheets at March 31, 2016 and December 31, 2015 are below.

	2016	2015

Commercial	$55,375,294	$51,930,870
Real estate:
Construction and land development	9,613,485	9,669,380
Residential, 1-4 families	43,710,878	43,830,689
Residential, 5 or more families	1,126,153	1,155,535
Farmland	6,243,947	6,043,944
Nonfarm, nonresidential	88,623,068	82,595,636
Agricultural	1,473,015	1,609,150
Consumer, net of discounts of $13,915 in 2016 and $11,950 in 2015	4,508,500	4,532,179
	210,674,340	201,367,383
Deferred loan origination costs, net of (fees)	223,009	164,420
	210,897,349	201,531,803
Allowance for loan losses	(3,800,316)	(3,626,908)
	$207,097,033	$197,904,895

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $12,314,000 and $12,691,000 at March 31, 2016 and December 31, 2015, respectively.

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the three months ended March 31, 2016 and 2015 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

March 31, 2016

Allowance for credit losses:
Beginning balance	$150,400	$790,200	$1,020,400	$1,361,814	$177,894	$126,200	$3,626,908
Charge-offs	-	(62,665)	-	(5,129)	(15,595)	(17,317)	(100,706)
Recoveries	-	7,025	4,584	181,939	2,423	2,329	198,300
Provision	(200)	64,940	153,116	(188,624)	(82,122)	128,704	75,814
Ending balance	$150,200	$799,500	$1,178,100	$1,350,000	$82,600	$239,916	$3,800,316

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$150,200	$799,500	$1,178,100	$1,350,000	$82,600	$239,916	$3,800,316

Loans Receivable:
Ending balance	$9,613,485	$43,710,878	$88,623,068	$55,375,294	$4,508,500	$8,843,115	$210,674,340

Ending balance: individually evaluated for impairment	$10,380	$1,016,089	$2,209,087	$2,113,933	$-	$5,543	$5,355,032
Ending balance: collectively evaluated for impairment	$9,603,105	$42,694,789	$86,413,981	$53,261,361	$4,508,500	$8,837,572	$205,319,308

March 31, 2015

Allowance for credit losses:
Beginning balance	$160,100	$798,199	$1,067,315	$1,301,900	$158,750	$68,400	$3,554,664
Charge-offs	-	(47,169)	-	(897)	(35,562)	-	(83,628)
Recoveries	-	889	205	49,023	12,549	-	62,666
Provision	(68,000)	28,773	35,371	(137,135)	22,997	4,200	(113,794)
Ending balance	$92,100	$780,692	$1,102,891	$1,212,891	$158,734	$72,600	$3,419,908

Ending balance: individually evaluated for impairment	$-	$64,992	$113,491	$143,291	$-	$-	$321,774
Ending balance: collectively evaluated for impairment	$92,100	$715,700	$989,400	$1,069,600	$158,734	$72,600	$3,098,134

Loans Receivable:
Ending balance	$5,788,579	$42,097,111	$81,314,177	$52,969,456	$4,743,081	$5,523,054	$192,435,458

Ending balance: individually evaluated for impairment	$12,953	$706,295	$2,904,189	$1,052,132	$-	$242,361	$4,917,930
Ending balance: collectively evaluated for impairment	$5,775,626	$41,390,816	$78,409,988	$51,917,324	$4,743,081	$5,280,693	$187,517,528

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of March 31, 2016 and December 31, 2015 and the recognized interest income per the related period:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2016
With no related allowance recorded:
Construction and development	$10,379	$10,379	$-	$10,789	$219
1-4 family residential	1,016,090	1,088,244	-	1,071,681	19,750
Nonfarm, nonresidential	2,209,087	2,209,087	-	2,237,236	28,131
Commercial and industrial	2,113,933	2,116,629	-	2,117,249	34,606
Consumer	-	-	-	-	-
Other loans	5,543	11,086	-	10,964	-
	5,355,032	5,435,425	-	5,447,919	82,706

With an allowance recorded:
Construction and development	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Nonfarm, nonresidential	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	-	-	-	-	-

Combined:
Construction and development	10,379	10,379	-	10,789	219
1-4 family residential	1,016,090	1,088,244	-	1,071,681	19,750
Nonfarm, nonresidential	2,209,087	2,209,087	-	2,237,236	28,131
Commercial and industrial	2,113,933	2,116,629	-	2,117,249	34,606
Consumer	-	-	-	-	-
Other loans	5,543	11,086	-	10,964	-
	$5,355,032	$5,435,425	$-	$5,447,919	$82,706

December 31, 2015
With no related allowance recorded:
Construction and development	$11,061	$11,061	$-	$11,408	$1,005
1-4 family residential	966,420	975,909	-	966,971	47,320
Nonfarm, nonresidential	2,640,143	2,640,143	-	2,542,346	99,820
Commercial and industrial	1,676,119	1,676,119	-	1,647,548	86,843
Consumer	-	-	-	-	-
Other loans	11,085	11,085	-	11,085	591
	5,304,828	5,314,317	-	5,179,358	235,579

With an allowance recorded:
Construction and development	$-	$-	$-	$-	$-
1-4 family residential	-	-	-	-	-
Nonfarm, nonresidential	-	-	-	-	-
Commercial and industrial	592,557	592,557	45,014	592,557	37,304
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	592,557	592,557	45,014	592,557	37,304

Combined:
Construction and development	$11,061	$11,061	$-	$11,408	$1,005
1-4 family residential	966,420	975,909	-	966,971	47,320
Nonfarm, nonresidential	2,640,143	2,640,143	-	2,542,346	99,820
Commercial and industrial	2,268,676	2,268,676	45,014	2,240,105	124,147
Consumer	-	-	-	-	-
Other loans	11,085	11,085	-	11,085	591
	$5,897,385	$5,906,874	$45,014	$5,771,915	$272,883

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2016

Construction and development	$-	$-	$-	$-	$9,613,485	$9,613,485	$-
1-4 family residential	292,683	17,975	319,279	629,937	43,080,941	43,710,878	9,470
Nonfarm, nonresidential	646,577	46,848	157,905	851,330	87,771,738	88,623,068	-
Commercial and industrial	697,381	125,861	9,496	832,738	54,542,556	55,375,294	-
Consumer	130,913	29,943	17,638	178,494	4,330,006	4,508,500	16,516
Other loans	-	-	5,543	5,543	8,837,572	8,843,115	-
Total	$1,767,554	$220,627	$509,861	$2,498,042	$208,176,298	$210,674,340	$25,986
Percentage of total loans	0.84%	0.10%	0.24%	1.19%	98.81%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	-	-	309,808	309,808	460,471	770,279
Nonfarm, nonresidential	-	-	157,905	157,905	153,456	311,361
Commercial and industrial	-	-	9,496	9,496	-	9,496
Consumer	-	-	1,122	1,122	-	1,122
Other loans	-	-	5,543	5,543	-	5,543
	$-	$-	$483,874	$483,874	$613,927	$1,097,801

December 31, 2015
Construction and development	$-	$-	$-	$-	$9,669,380	$9,669,380	$-
1-4 family residential	412,158	395,682	277,572	1,085,412	42,745,277	43,830,689	-
Nonfarm, nonresidential	487,300	120,590	320,924	928,814	81,666,822	82,595,636	3,502
Commercial and industrial	72,259	748,958	193,165	1,014,382	50,916,488	51,930,870	7,866
Consumer	62,137	72,140	27,242	161,519	4,370,660	4,532,179	26,120
Other loans	-	11,085	-	11,085	8,797,544	8,808,629	-
Total	$1,033,854	$1,348,455	$818,903	$3,201,212	$198,166,171	$201,367,383	$37,488
Percentage of total loans	0.51%	0.67%	0.41%	1.59%	98.41%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	-	-	277,572	277,572	248,468	526,040
Nonfarm, nonresidential	62,070	49,503	317,421	428,994	51,445	480,439
Commercial and industrial	-	-	185,300	185,300	-	185,300
Consumer	-	-	1,122	1,122	-	1,122
Other loans	-	-	-	-	-	-
	$62,070	$49,503	$781,415	$892,988	$299,913	$1,192,901

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful

March 31, 2016

Construction and development	$9,613,485	$9,613,485	$-	$-	$-
1-4 family residential	43,710,878	42,820,067	676,885	213,926	-
Nonfarm, nonresidential	88,623,068	87,019,567	1,603,501	-	-
Commercial and industrial	55,375,294	53,364,059	2,008,539	2,696	-
Consumer	4,508,500	4,497,867	10,633	-	-
Other loans	8,843,115	8,837,572	-	5,543	-
	$210,674,340	$206,152,617	$4,299,558	$222,165	$-

Percentage of total loans	100.0%	97.9%	2.0%	0.1%	-%

Guaranteed portion of loans

Construction and development	$88,347	$88,347	$-	$-	$-
1-4 family residential	587,785	418,597	2,909	166,279	-
Nonfarm, nonresidential	35,945,363	35,834,268	111,095	-	-
Commercial and industrial	11,539,637	11,076,885	461,403	1,349	-
Consumer	-	-	-	-	-
Other loans	701,837	699,066	-	2,771	-
	$48,862,969	$48,117,163	$575,407	$170,399	$-

	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2015

Construction and development	$9,669,380	$9,669,380	$-	$-	$-
1-4 family residential	43,830,689	43,240,136	590,553	-	-
Nonfarm, nonresidential	82,595,636	81,511,272	1,084,364	-	-
Commercial and industrial	51,930,870	50,362,579	1,568,291	-	-
Consumer	4,532,179	4,525,777	6,402	-	-
Other loans	8,808,629	8,797,544	11,085	-	-
	$201,367,383	$198,106,688	$3,260,695	$-	$-

	100.0%	98.4%	1.6%	-%	-%

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Total	Pass Credits	Special Mention	Substandard	Doubtful

Guaranteed portion of loans

Construction and development	$88,754	$88,754	$-	$-	$-
1-4 family residential	642,150	433,306	208,844	-	-
Nonfarm, nonresidential	36,610,890	36,250,939	359,951	-	-
Commercial and industrial	11,674,243	11,555,133	119,110	-	-
Consumer	-	-	-	-	-
Other loans	713,210	707,667	5,543	-	-
	$49,729,247	$49,035,799	$693,448	$-	$-

NOTE 7.	TROUBLED DEBT RESTRUCTURINGS

For the three months ended March 31, 2016 and 2015, no loans were that were considered to be troubled debt restructurings.

During the three months ended March 31, 2016 and 2015, no loans that had previously been restructured were in default.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral and discounted cash flows. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
March 31, 2016	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$4,998	$-	$4,998	$-
Mortgage-backed securities	19	-	19	-
Corporate bonds	300	-	-	300
Equities and mutual funds	-	-	-	-
Total assets at fair value	$5,317	$-	$5,017	$300

(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$4,491	$-	$4,491	$-
Mortgage-backed securities	21	-	21	-
Corporate bonds	300	-	-	300
Equities and mutual funds	529	529	-	-
Total assets at fair value	$5,341	$529	$4,512	$300

For the three months ended March 31, 2016 and 2015, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2016	2015
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$300	$255
Total unrealized gain (loss) included in income	-	-
Total unrealized gain (loss) included in other comprehensive income	-	15
Bonds called	-	-
Balance, March 31	$300	$270

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	FAIR VALUE, CONTINUED

There was no change in the fair value for the three months period ended March 31, 2016. The change in the fair value of corporate bond assets for the three month period ended March 31, 2015 was $15,000.

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

(in thousands)
March 31, 2016	Total	Level 1	Level 2	Level 3

Foreclosed assets	366	-	-	366
Servicing assets	338	-	-	338
Total assets at fair value	$704	$-	$-	$704

(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial and industrial	$548	$-	$-	$548
Foreclosed assets	384	-	-	384
Servicing assets	340	-	-	340
Total assets at fair value	$1,272	$-	$-	$1,272

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Financial Instruments – Assets
Loans, net	$207,097	$213,634	$-	$-	$213,634

Financial Instruments-Liabilities
Deposits	216,281	206,675	-	71,803	134,872
Long-Term Debt	1,750	1,734	-	-	1,734

December 31, 2015
Financial Instruments – Assets
Loans, net	$197,905	$203,047	-	-	$203,047

Financial Instruments-Liabilities
Deposits	212,688	205,778	-	74,693	131,085
Long-Term Debt	2,750	2,865	-	-	2,865

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp's financial condition and results of operations for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended March 31, 2016, was $731,727 or $0.19 per diluted share outstanding, compared to a $683,207 or $0.17 per diluted share outstanding, for the same period in 2015. Earnings for the three months ended March 31, 2016, are approximately 7.1% higher than for the same period in 2015. The increase in earnings results from an increase in net interest income.  Net interest income increased from $2,422,776 in the first quarter of 2015 to $2,695,401 in 2016. This increase is due to loan growth. Average loans outstanding increased 7.9% from the first quarter of 2015 to 2016, or approximately $15,037,000. The net interest margin increased from 4.17% to 4.50% from 2015 to 2016 due to a combination of higher assets yields and lower deposit costs. Asset yields increased from 4.69% in 2015 to 4.90% in 2016 primarily from a change in asset mix and a slight uptick in interest rates. Higher yielding loans made up 87.6% of average interest earning assets in the first quarter of 2016 as opposed to 81.3% in the first quarter of 2015. The cost of funds decreased from 0.57% in the first quarter of 2015 to 0.44% in the first quarter of 2016 as non-interest bearing deposits made up a higher percentage of average deposits.  The provision for loan losses increased from a recapture of $113,794 in the first quarter of 2015 to a provision of $75,814 in 2016, an $189,608 increase. The provision increase is due to an increase in gross loans since the beginning of the year compared to the same period in 2015. Gross loans increased approximately $9,307,000 from December 31, 2015 to March 31, 2016 compared to a reduction of $596,000 during the first quarter of 2015. The percentage of loans carrying government guarantees decreased from $49,729,247, or 24.7% of gross loans at the end of 2015 to $48,862,969, or 23.2% of gross loans at March 31, 2016. The increased credit exposure also contributed to the increased provision for loan losses.

Noninterest income decreased from $625,234 in the first quarter of 2015 to $538,557 in 2016. The decrease primarily results from a decrease in brokerage commissions from the Bank’s brokerage and investment subsidiary, Surrey Investment Services, Inc., decreased service charges on deposit accounts and a loss on the sale of investment securities. Brokerage commissions decreased from $79,041 in the first quarter of 2015 to $14,681 in 2016. Service charges in deposit accounts decreased from $191,344 in 2015 to $160,977 due to regulatory changes involving insufficient funds charges. Noninterest expenses decreased 3.8% from $2,032,668 in the first quarter of 2015, to $1,955,589 in 2016. This decrease was primarily due to the reimbursement of legal expenses associated with the collection of government guaranteed loans. Professional fees decreased from $141,999 in the first quarter of 2015 to $17,703 in 2016 due to the recovery of these previously paid fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

On March 31, 2016, Surrey Bancorp's assets totaled $260,545,029 compared to $257,776,555 on December 31, 2015. Net loans were $207,097,033 compared to $197,904,895 on December 31, 2015. This net increase was the result of a $9,306,957 increase in loans, a $58,589 increase net deferred cost and a $173,408 net increase in the loan loss reserve. Commercial and nonfarm nonresidential loans account for the increase, with nonfarm, nonresidential loans representing most of the growth. Nonfarm, nonresidential loans increased $6,027,432 or 7.3% in the first quarter of 2016 and commercial loans increased $3,444,424 or 6.6%. Overall gross loans increased 4.6%

Total deposits on March 31, 2016, were $216,280,991 compared to $212,687,961 at the end of 2015. This increase is attributable to an increase in noninterest-bearing demand deposits accounts, which increased from $54,619,375 at December 31, 2015 to $59,875,326 at March 31, 2016. Overall, noninterest-bearing and interest-bearing demand deposits increased 1.1% from 2015 totals, while savings deposits, including money market accounts, increased 7.2%. Certificates of deposit decreased 1.2% from December 31, 2015 totals.

Common stockholders’ equity increased by $758,343, or 1.96%, during the three months ended March 31, 2016. The increase is comprised of net income of $776,954 and adjustments to other comprehensive income of $26,616. Decreases included the declaration and accrual of preferred dividends of $45,227. The net increase resulted in a common stock book value of $10.02 per share, up from $9.80 on December 31, 2015.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended March 31, 2016.

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

Investments in available for sale securities of $5,316,724 consisted of Government-sponsored enterprise obligations with maturities ranging from 11 to 40 months, corporate bonds with maturities of 2.50 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on March 31, 2016, were $207,097,033 compared to $197,904,895 on December 31, 2015. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 58.9% of the Bank's loans as of March 31, 2016, are fixed rate loans with 41.1% floating with the Bank's prime rate or other appropriate internal or external indices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

Deposits on March 31, 2016, were $216,280,991, compared to $212,687,961 on December 31, 2015. The March total consists of a base of approximately 12,863 accounts compared to 12,768 accounts at December 31, 2015. Interest-bearing accounts represent 72.3% of March 31, 2016 period end deposits versus 74.3% at December 31, 2015.

Stockholders' Equity

Surrey Bancorp and Surrey Bank & Trust are subject to various regulatory capital requirements administered by federal banking agencies. The Company and the Bank maintain strong capital positions which exceed all capital adequacy re-quirements of federal regulatory authorities. Common Equity Tier I Capital “CET1” is a new regulatory ratio resulting from BASEL III. CET1 primarily consist of the Company’s and the Bank’s common shares, common share surplus, retained earnings and accumulated other comprehensive income. A Capital Conservation Buffer of .625% will increase the minimum CET1 and Total Capital ratios each year through 2019. The Company’s and the Bank’s capital ratios are presented in the following table.

	Ratio	Minimum Required For Capital Adequacy Purposes
March 31, 2016:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.40%	8.625%
Surrey Bank & Trust	19.03%	8.625%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	16.28%	5.125%
Surrey Bank & Trust	17.76%	5.125%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.14%	6.0%
Surrey Bank & Trust	17.76%	6.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	14.82%	4.0%
Surrey Bank & Trust	14.54%	4.0%

December 31, 2015:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.88%	8.0%
Surrey Bank & Trust	20.52%	8.0%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.56%	4.5%
Surrey Bank & Trust	19.25%	4.5%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.61%	6.0%
Surrey Bank & Trust	19.25%	6.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.74%	4.0%
Surrey Bank & Trust	13.48%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Nonperforming assets are detailed below.

	March 31, 2016	December 31, 2015

Nonaccrual loans	$1,097,801	$1,192,901
Loans past due 90 days and still accruing	25,986	37,488
Foreclosed assets	365,609	384,452
Total	$1,489,396	$1,614,841
Total assets	$260,545,029	$257,776,555

Ratio of nonperforming assets to total assets	0.57%	0.63%

At March 31, 2016, the Bank had loans totaling $1,097,801 in nonaccrual status. Nonaccrual loans totaling $613,927 were current at the end of March. The guaranteed portion of nonaccrual loans at March 31, 2016 is $225,555. Foreclosed assets at March 31, 2016 primarily consist of 1-4 family and nonfarm, nonresidential properties. Loans that were considered impaired but were still accruing interest at March 31, 2016, including troubled debt restructurings, totaled $477,761. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. There were no specific reserves on impaired loans at March 31, 2016.

Nonaccrual and impaired loans still accruing are summarized below:

	March 31, 2016	December 31, 2015

Construction and development	$10,380	$11,061
1-4 family residential	1,484,716	1,149,257
Nonfarm, nonresidential	2,209,087	2,640,143
Commercial and industrial	2,113,933	2,268,676
Consumer	9,135	1,122
Other loans	5,542	11,085
Total impaired and nonaccrual	$5,832,793	$6,081,344
Guaranteed portion	$1,159,557	$1,575,318

At March 31, 2016, consumer loans totaling $477,761 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. Nonaccrual loans included in this pool amounted to $224,532 at March 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	March 31, 2016		December 31, 2015
Construction and development	$9,613,485	4.56%	$9,669,380	4.80%
1-4 family residential	43,710,878	20.75%	43,830,689	21.77%
Multi-family	1,126,153	0.53%	1,155,535	0.57%
Farmland	6,243,947	2.97%	6,043,944	3.00%
Nonfarm, nonresidential	88,623,068	42.07%	82,595,636	41.02%
Total real estate	149,317,531	70.88%	143,295,184	71.16%

Agricultural	1,473,015	0.70%	1,609,150	0.80%
Commercial and industrial	55,375,294	26.28%	51,930,870	25.79%
Consumer	4,508,500	2.14%	4,532,179	2.25%
Total loans	$210,674,340	100.00%	$201,367,383	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower's actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $61,293,478 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $48,862,969 at March 31, 2016. Loan guarantees by loan class are below:

	March 31,	Guaranteed Portion
	2016	Amount	Percentage
Construction and development	$9,613,485	$88,347	0.92%
1-4 family residential	43,710,878	587,785	1.34%
Multi-family	1,126,153	2,771	0.25%
Farmland	6,243,947	699,066	11.20%
Nonfarm, nonresidential	88,623,068	35,945,363	40.56%
Total real estate	149,317,531	37,323,332	25.00%

Agricultural	1,473,015	-	-%
Commercial and industrial	55,375,294	11,539,637	20.84%
Consumer	4,508,500	-	-%
Total loans	$210,674,340	$48,862,969	23.19%

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a smaller segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $7,824,090, or 3.71% of total loans at March 31, 2016. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $21,990,397, or 10.44% of total loans at March 31, 2016.

The reserve for loan losses on March 31, 2016, was $3,800,316 or 1.80% of period end loans. This percentage is derived from total loans. Approximately $61,293,478 of total loans outstanding at March 31, 2016, are government guaranteed loans which carry guarantees ranging from 49% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.35% of outstanding loans.  At December 31, 2015 the loan loss reserve percentage was 1.80% of total loans and 2.40% of loans net of government guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The level of reserve is established based upon management's evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank's asset quality affected by these environmental factors.  The following table is a summary of loans past due at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$-	$-	$-	$-
1-4 family residential	310,658	319,279	807,840	277,572
Nonfarm, non-residential	693,425	157,605	607,890	320,924
Commercial and industrial	823,241	9,496	821,217	193,165
Consumer	160,856	17,638	134,277	27,242
Other loans	-	5,543	11,085	-
	$1,988,180	$509,861	$2,382,309	$818,903
Non-accrual loans included above	$-	$483,874	$111,573	$781,415
Guaranteed portion	$153,132	$7,520	$348,362	$362,297

Ratio to total loans	0.94%	0.24%	1.18%	0.41%
Ratio to total loans, net of guarantees	1.14%	0.31%	1.34%	0.30%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues decreased from December 31, 2015 to March 31, 2016. The largest decrease is in 1-4 family residential loans which collectively decreased $455,475.

Net of loan guarantees, total past dues have decreased from $2,490,553 at December 31, 2015, to $2,337,389 at March 31, 2016, or 6.2%. Total past due loans at March 31, 2016 consist of fifty-three loans with an average balance of $47,133, compared to sixty-nine loans at December 31, 2015, with an average balance of $46,394. Loans over $250,000 delinquent at March 31, 2016 and December 31, 2015 amounted to $1,046,011 and $945,434, respectively. The March 2015 and December 2015 totals consist of two loans, respectively, one of which are the same. The guaranteed portion December 31, 2015 was $202,020. None of the loans at March 31, 2016 carried government guarantees.

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

At March 31, 2016, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $37,041,115 compared to $45,354,230 at December 31, 2015. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $35,500,000. At March 31, 2016, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $9,924,000 of which $1,750,000 had been advanced at March 31, 2016.

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

Surrey Bancorp

Date: May, 12, 2016	/s/ Edward C. Ashby, III

Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	/s/ Mark H. Towe

Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)