Form 10-Q
period 2016-06-30
SURREY BANCORP
filed 2016-08-12
CIK 1229146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2016

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

On August 12, 2016 there were 3,444,709 common shares issued and outstanding and
104,956 Class A common shares issued and outstanding

Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015 (Audited)

	June 2016	December 2015

Assets
Cash and due from banks	$6,716,185	$5,874,561
Interest-bearing deposits with banks	25,992,126	32,921,125
Federal funds sold	1,222,549	1,217,801
Investment securities available for sale	4,319,809	5,340,743
Restricted equity securities	401,829	397,599
Loans, net of allowance for loan losses of $3,846,517 at June 30, 2016 and $3,626,908 at December 31, 2015	207,918,096	197,904,895
Property and equipment, net	5,270,896	5,333,066
Foreclosed assets	202,982	384,452
Accrued income	1,016,293	1,084,164
Goodwill	120,000	120,000
Bank owned life insurance	6,339,377	5,125,339
Other assets	3,130,552	2,072,810
Total assets	$262,650,694	$257,776,555

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$60,467,106	$54,619,375
Interest-bearing	156,221,927	158,068,586
Total deposits	216,689,033	212,687,961

Long-term debt	1,750,000	2,750,000
Dividends payable	45,730	1,004,642
Accrued interest payable	128,286	91,632
Other liabilities	3,537,887	2,571,350
Total liabilities	222,150,936	219,105,585

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized,
189,356 shares of Series A issued and outstanding with no par value 4.5% convertible non-cumulative, perpetual, with a liquidation value of $14 per share;	2,620,325	2,620,325
181,154 shares of Series D issued and outstanding with no par value 5.0% convertible non-cumulative, perpetual; with a liquidation value of $7.08 per share;	1,248,482	1,248,482
Common stock, 9,000,000 shares authorized at no par value; 3,444,709 and 3,549,665 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10,763,291	12,101,480
Common stock, Class A 1,000,000 shares authorized at no par value; 104,956 shares issued and outstanding at June 30, 2016	1,313,189	-
Retained earnings	24,552,405	22,727,587
Accumulated other comprehensive loss	2,066	(26,904)
Total stockholders’ equity	40,499,758	38,670,970
Total liabilities and stockholders’ equity	$262,650,694	$257,776,555

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Six months ended June 30, 2016 and 2015 (Unaudited)

	2016	2015
Interest income
Loans and fees on loans	$5,794,040	$5,356,148
Federal funds sold	2,600	1,363
Investment securities available for sale, taxable	44,728	34,085
Investment securities available for sale, dividends	649	6,119
Deposits with banks	55,167	47,997
Total interest income	5,897,184	5,445,712

Interest expense
Deposits	417,420	467,168
Fed funds purchased	5	3
Long-term debt	39,388	118,464
Total interest expense	456,813	585,635
Net interest income	5,440,371	4,860,077

Provision for (recapture of) loan losses	212,741	(43,496)
Net interest income after provision for (recapture of) loan losses	5,227,630	4,903,573

Noninterest income
Service charges on deposit accounts	321,365	399,665
Fees on loans delivered to correspondents	56,202	27,808
Other service charges and fees	375,375	359,488
Gain (loss) on the sale of investment securities	(33,127)	4,376
Income from bank owned life insurance	94,095	73,569
Insurance commissions	230,877	215,315
Brokerage commissions	36,071	102,460
Other operating income	80,866	67,568
Bank-owned life insurance death benefit in excess of CSV	315,754	-
Total noninterest income	1,477,478	1,250,249

Noninterest expense
Salaries and employee benefits	2,213,729	1,991,930
Occupancy expense	255,218	228,578
Equipment expense	137,852	127,256
Data processing	259,583	231,208
Foreclosed assets, net	43,081	85,611
Postage, printing and supplies	85,018	106,641
Professional fees	53,387	248,005
FDIC insurance premiums	62,987	56,539
Other expense	801,031	794,282
Total noninterest expense	3,911,886	3,870,050
Net income before income taxes	2,793,222	2,283,772

Income tax expense	877,447	815,402
Net income	1,915,775	1,468,370

Preferred stock dividends	(90,957)	(90,957)
Net income available to common stockholders	$1,824,818	$1,377,413

Basic earnings per common share	$0.51	$0.39
Diluted earnings per common share	$0.46	$0.35
Basic weighted average common shares outstanding	3,549,665	3,549,665
Diluted weighted average common shares outstanding	4,183,600	4,187,334

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Three months ended June 30, 2016 and 2015 (Unaudited)

	2016	2015
Interest income
Loans and fees on loans	$2,920,977	$2,676,839
Federal funds sold	1,334	672
Investment securities available for sale, taxable	21,946	17,278
Investment securities available for sale, dividends	-	3,885
Deposits with banks	24,311	27,160
Total interest income	2,968,568	2,725,834

Interest expense
Deposits	205,072	230,771
Fed funds purchased	5	3
Long-term debt	18,521	57,759
Total interest expense	223,598	288,533
Net interest income	2,744,970	2,437,301

Provision for loan losses	136,927	70,298
Net interest income after provision for loan losses	2,608,043	2,367,003

Noninterest income
Service charges on deposit accounts	160,388	208,321
Fees on loans delivered to correspondents	49,008	22,162
Other service charges and fees	195,190	188,295
Income from bank owned life insurance	48,085	36,745
Insurance commissions	129,966	131,538
Brokerage commissions	21,390	23,419
Other operating income	19,140	14,535
Bank-owned life insurance death benefit in excess of CSV	315,754	-
Total noninterest income	938,921	625,015

Noninterest expense
Salaries and employee benefits	1,135,671	959,599
Occupancy expense	126,125	119,230
Equipment expense	69,401	64,360
Data processing	130,007	108,202
Foreclosed assets, net	9,050	46,767
Postage, printing and supplies	41,539	65,317
Professional fees	35,684	106,006
FDIC insurance premiums	30,472	32,081
Other expense	378,348	335,820
Total noninterest expense	1,956,297	1,837,382
Net income before income taxes	1,590,667	1,154,636

Income tax expense	451,846	414,700
Net income	1,138,821	739,936

Preferred stock dividends	(45,730)	(45,730)
Net income available to common stockholders	$1,093,091	$694,206

Basic earnings per common share	$0.31	$0.20
Diluted earnings per common share	$0.27	$0.18
Basic weighted average common shares outstanding	3,549,665	3,549,665
Diluted weighted average common shares outstanding	4,183,600	4,187,257

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Three and Six months ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$1,138,821	$739,936	$1,915,775	$1,468,370

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	3,716	(2,615)	11,172	10,211
Tax effect	(1,362)	338	(4,066)	(4,464)
Reclassification of (gains) losses recognized in net income	-	-	33,127	(4,376)
Tax effect	-	-	(11,263)	1,488
	2,354	(2,277)	28,970	2,859
Comprehensive income	$1,141,175	$737,659	$1,944,745	$1,471,229

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Six months ended June 30, 2016 and 2015 (Unaudited)

	2016	2015
Cash flows from operating activities
Net income	$1,915,775	$1,468,370
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	148,430	134,855
Gain on sale of property and equipment	(10)	(50)
(Gain) loss on the sale of securities	33,127	(4,376)
Loss on the sale of foreclosed assets	31,103	9,620
Provision (recapture) of loan losses	212,741	(43,496)
Deferred income tax benefit	(3,682)	(630)
Accretion of discount on securities, net of amortization of premiums	(1,766)	(304)
Increase in cash surrender value of life insurance	(94,095)	(73,569)
Bank-owned life insurance death benefit in excess of CSV	(315,754)	(419,150)
Changes in assets and liabilities:
Accrued income	67,871	(66,274)
Other assets	(1,069,389)	(427,953)
Accrued interest payable	36,654	30,255
Other liabilities	966,537	547,397
Net cash provided by operating activities	1,927,542	1,154,695

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	6,928,999	432,980
Net increase in federal funds sold	(4,748)	(2,546)
Purchases of investment securities	(1,500,516)	(1,012,202)
Maturities of investment securities	2,003,678	1,002,913
Redemption of restricted equity	-	104,400
Purchase of restricted equity securities	(4,230)	(11,180)
Net increase in loans	(10,290,202)	(419,410)
Proceeds from the sale of investment securities	530,710	11,135
Proceeds from the sale of foreclosed assets	214,627	207,974
Purchases of property and equipment	(86,260)	(490,093)
Purchase of bank owned life insurance	(1,500,000)	-
Life insurance proceeds	695,811	1,001,320
Proceeds from the sale of property and equipment	10	50
Net cash provided by (used in) investing activities	(3,012,121)	825,341

Cash flows from financing activities
Net increase in deposits	4,001,072	766,488
Maturity of long-term debt	(1,000,000)	(2,000,000)
Expenses incurred in recapitalization	(25,000)	-
Dividends paid	(1,049,869)	(872,386)
Net cash provided by (used in) financing activities	1,926,203	(2,105,898)
Net increase (decrease) in cash and cash equivalents	841,624	(125,862)
Cash and due from banks, beginning	5,874,561	6,236,749
Cash and due from banks, ending	$6,716,185	$6,110,887

Supplemental disclosures of cash flow information
Interest paid	$420,159	$555,635
Taxes paid	$1,050,247	$828,479
Supplemental disclosures of non-cash transactions
Loans transferred to foreclosed properties	$64,260	$130,574
Cash dividends declared but not paid	$45,730	$45,730
Reclassification of Class A common stock	$1,338,189	$-

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2016 and 2015 (Unaudited)

	Preferred Stock	Common Stock		Common Stock, Class A		Retained	Accumulated Other Comprehensive
	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2015	$3,868,807	3,549,665	$12,101,480	-	$-	$20,808,309	$(7,942)	$36,770,654

Net income	-	-	-	-	-	1,468,370	-	1,468,370
Other comprehensive income	-	-	-	-	-	-	2,859	2,859

Dividends declared on Series A convertible preferred stock ($.32 per share)						(59,157)		(59,157)
Dividends declared on Series D convertible preferred stock ($.18 per share)						(31,800)		(31,800)
Balance, June 30, 2015	$3,868,807	3,549,665	$12,101,480	-	$-	$22,185,722	$(5,083)	$38,150,926

Balance January 1, 2016	$3,868,807	3,549,665	$12,101,480	-	$-	$22,727,587	$(26,904)	$38,670,970

Net income						1,915,775		1,915,775
Other comprehensive income							28,970	28,970

Reclassification of Class A Common stock		(104,956)	(1,338,189)	104,956	1,338,189
Expenses associated with reclassification					(25,000)			(25,000)
Dividends declared on Series A convertible preferred stock ($.32 per share)						(59,157)		(59,157)
Dividends declared on Series D convertible preferred stock ($.18 per share)						(31,800)		(31,800)
Balance, June 30, 2016	$3,868,807	3,444,709	$10,763,291	104,956	$1,313,189	$24,552,405	$2,066	$40,499,758

See Notes to Consolidated Financial Statements

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of Surrey Bancorp, (the “Company), as of June 30, 2016, the results of its operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and its changes in stockholders’ equity and cash flows for the six months ended June 30, 2016 and 2015.  These adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2015, included in the Company’s Form 10-K. The balance sheet at December 31, 2015, has been taken from the audited financial statements at that date.

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

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2016 and December 31, 2015, the Bank had no investments classified as held to maturity.

Loans Held for Sale

The Bank originates and holds Small Business Administration (SBA) and United States Department of Agriculture (USDA) guaranteed loans in its portfolio in the normal course of business. Occasionally, the Bank sells the guaranteed portions of these loans into the secondary market. The loans are generally variable rate loans, which eliminates the market risk to the Bank and are therefore carried at cost. Fixed rate loans are carried at the lower of cost or market. The Bank recognizes gains on the sale of the guaranteed portion upon the consummation of the transaction. The Bank plans to continue to originate guaranteed loans for sales, however no such loans were funded and held for sale at June 30, 2016 and December 31, 2015.

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

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2020-public business entities that are not SEC filers; annual periods beginning after December 15, 2020, and interim periods within annual reporting periods beginning after December 15, 2021-all other entities. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Except for the transaction below, management has reviewed events occurring through the date the financial statements were issued and no subsequent events have occurred requiring accrual or disclosure.

Subsequent to June 30, 2016, Freedom Finance, LLC entered into an agreement to sell its outstanding loans receivable, amounting to $1,057,282, to a third party. The agreement sets a price at 90% of the loan value with other stipulations regarding past due accounts. The recapture of the reserve associated with these loans will approximate the 10% discount negotiated in the contract. Upon the culmination of the transaction, including the settlement for delinquent accounts the operations of Freedom Finance, LLC will be discontinued.

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent.  The amortized costs of securities available for sale and their approximate fair values at June 30, 2016 and December 31, 2015 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2016
Government-sponsored enterprises	$4,000,000	$2,825	$-	$4,002,825
Mortgage-backed securities	16,548	436	-	16,984
Corporate bonds	300,000	-	-	300,000
	$4,316,548	$3,261	$-	$4,319,809

December 31, 2015
Government-sponsored enterprises	$4,498,227	$3,130	$10,117	$4,491,240
Mortgage-backed securities	20,233	446	-	20,679
Corporate bonds	300,000	-	300	299,700
Equities and mutual funds	563,321	14,644	48,841	529,124
	$5,381,781	$18,220	$59,258	$5,340,743

At June 30, 2016 and December 31, 2015, substantially all government-sponsored enterprises securities were pledged as collateral on public deposits and for other purposes as required or permitted by law.  The mortgage-backed securities were pledged to the Federal Home Loan Bank.

Maturities of mortgage-backed bonds are stated based on contractual maturities.  Actual maturities of these bonds may vary as the underlying mortgages are prepaid.  The investment in equities and mutual funds by nature have no maturity date and are classified as due in one year or less. The scheduled maturities of securities (all available for sale) at June 30, 2016, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$500,000	$500,015
Due after one year through five years	3,808,872	3,811,838
Due after five years through ten years	805	831
Due after ten years	6,871	7,125
	$4,316,548	$4,319,809

There were no unrealized investment losses at June 30, 2016. The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2015. These unrealized losses on investment securities are a result of volatility in interest rates which relate to government-sponsored enterprises and corporate bonds issued by other banks and market volatility as it relates to equity and mutual fund investments at December 31, 2015.

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

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are no securities in the portfolio at June 30, 2016, with unrealized losses

The Company had realized losses of $33,127 from the sales of equity and mutual fund investment securities for the six month period ended June 30, 2016, and realized gains of $4,376 from the sales of equity and mutual fund investment securities for the six month periods ended June 30, 2015. Total proceeds from the sales amounted to $530,710 and $11,135 in 2016 and 2015, respectively.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share for the three months ended June 30, 2016 and 2015 were calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

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

At June 30, 2016, the Company had commitments to extend credit, including unused lines of credit of approximately $54,082,000 and letters of credit outstanding of $1,940,837.

NOTE 5.	LOANS

The major components of loans in the balance sheets at June 30, 2016 and December 31, 2015 are below.

	2016	2015

Commercial	$54,296,937	$51,930,870
Real estate:
Construction and land development	9,334,109	9,669,380
Residential, 1-4 families	44,070,693	43,830,689
Residential, 5 or more families	1,100,398	1,155,535
Farmland	6,648,149	6,043,944
Nonfarm, nonresidential	90,222,849	82,595,636
Agricultural	1,444,955	1,609,150
Consumer, net of discounts of $19,804 in 2016 and $11,950 in 2015	4,407,255	4,532,179
	211,525,345	201,367,383
Deferred loan origination costs, net of (fees)	239,268	164,420
	211,764,613	201,531,803
Allowance for loan losses	(3,846,517)	(3,626,908)
	$207,918,096	$197,904,895

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS, CONTINUED

Residential, 1-4 family loans pledged as collateral against FHLB advances approximated $12,200,000 and $12,691,000 at June 30, 2016 and December 31, 2015, respectively.

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

The activity of the allowance for loan losses by loan components during the six months ended June 30, 2016 and 2015 was as follows:

	Construction & Development	1-4 Family Residential	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Other	Total

June 30, 2016

Allowance for credit losses:
Beginning balance	$150,400	$790,200	$1,020,400	$1,361,814	$177,894	$126,200	$3,626,908
Charge-offs	-	(62,665)	(74,876)	(5,129)	(26,783)	(33,514)	(202,967)
Recoveries	-	7,050	6,116	187,036	4,490	4,643	209,835
Provision	(3,062)	86,293	288,620	(225,950)	(76,271)	143,111	212,741
Ending balance	$147,338	$821,378	$1,240,260	$1,317,771	$79,330	$240,440	$3,846,517

Ending balance: individually evaluated for impairment	$-	$-	$-	$10,625	$-	$-	$10,625
Ending balance: collectively evaluated for impairment	$147,338	$821,378	$1,240,260	$1,307,146	$79,330	$240,440	$3,835,892

Loans Receivable:
Ending balance	$9,334,109	$44,070,693	$90,222,849	$54,296,937	$4,407,255	$9,193,502	$211,525,345

Ending balance: individually evaluated for impairment	$9,686	$1,231,595	$2,086,625	$2,081,104	$-	$5,543	$5,414,553
Ending balance: collectively evaluated for impairment	$9,324,423	$42,839,098	$88,136,224	$52,215,833	$4,407,255	$9,187,959	$206,110,792

June 30, 2015

Allowance for credit losses:
Beginning balance	$160,100	$798,199	$1,067,315	$1,301,900	$158,750	$68,400	$3,554,664
Charge-offs	-	(119,738)	-	(14,308)	(63,747)	-	(197,793)
Recoveries	-	1,470	556	355,079	16,089	-	373,194
Provision	(79,500)	99,807	(20,437)	(109,264)	61,398	4,500	(43,496)
Ending balance	$80,600	$779,738	$1,047,434	$1,533,407	$172,490	$72,900	$3,686,569

Ending balance: individually evaluated for impairment	$-	$5,538	$82,334	$130,207	$-	$-	$218,079
Ending balance: collectively evaluated for impairment	$80,600	$774,200	$965,100	$1,403,200	$172,490	$72,900	$3,468,490

Loans Receivable:
Ending balance	$5,003,033	$42,429,891	$81,471,018	$54,582,484	$4,453,977	$5,556,315	$193,496,718

Ending balance: individually evaluated for impairment	$12,364	$902,831	$2,638,166	$1,001,378	$-	$238,369	$4,793,108
Ending balance: collectively evaluated for impairment	$4,990,669	$41,527,060	$78,832,852	$53,581,106	$4,453,977	$5,317,946	$188,703,610

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents impaired loans individually evaluated by class of loan as of June 30, 2016 and December 31, 2015 and the recognized interest income per the related period:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

June 30, 2016
With no related allowance recorded:
Construction and development	$9,686	$9,686	$-	$10,050	$425
1-4 family residential	1,231,595	1,303,749	-	1,238,366	17,332
Nonfarm, nonresidential	2,086,625	2,086,625	-	2,355,586	53,280
Commercial and industrial	2,070,479	2,073,174	-	2,070,171	72,592
Consumer	-	-	-	-	-
Other loans	5,543	11,086	-	5,543	-
	5,403,928	5,484,320	-	5,679,716	143,629

With an allowance recorded:
Construction and development	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Nonfarm, nonresidential	-	-	-	-	-
Commercial and industrial	10,625	10,625	10,625	10,654	169
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	10,625	10,625	10,625	10,654	169

Combined:
Construction and development	9,686	9,686	-	10,050	425
1-4 family residential	1,231,595	1,303,749	-	1,238,366	17,332
Nonfarm, nonresidential	2,086,625	2,086,625		2,355,586	53,280
Commercial and industrial	2,081,104	2,083,799	10,625	2,080,825	72,761
Consumer	-	-	-	-	-
Other loans	5,543	11,086	-	5,543	-
	$5,414,553	$5,494,945	$10,625	$5,690,370	$143,798

December 31, 2015
With no related allowance recorded:
Construction and development	$11,061	$11,061	$-	$11,408	$1,005
1-4 family residential	966,420	975,909	-	966,971	47,320
Nonfarm, nonresidential	2,640,143	2,640,143	-	2,542,346	99,820
Commercial and industrial	1,676,119	1,676,119	-	1,647,548	86,843
Consumer	-	-	-	-	-
Other loans	11,085	11,085	-	11,085	591
	5,304,828	5,314,317	-	5,179,358	235,579

With an allowance recorded:
Construction and development	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Nonfarm, nonresidential	-	-	-	-	-
Commercial and industrial	592,557	592,557	45,014	592,557	37,304
Consumer	-	-	-	-	-
Other loans	-	-	-	-	-
	592,557	592,557	45,014	592,557	37,304

Combined:
Construction and development	11,061	11,061	-	11,408	1,005
1-4 family residential	966,420	975,909	-	966,971	47,320
Nonfarm, nonresidential	2,640,143	2,640,143	-	2,542,346	99,820
Commercial and industrial	2,268,676	2,268,676	45,014	2,240,105	124,147
Consumer	-	-	-	-	-
Other loans	11,085	11,085	-	11,085	591
	$5,897,385	$5,906,874	$45,014	$5,771,915	$272,883

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following presents by class, an aging analysis of the recorded investment in loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2016

Construction and development	$-	$-	$-	$-	$9,334,109	$9,334,109	$-
1-4 family residential	307,109	156,742	469,481	933,332	43,137,361	44,070,693	-
Nonfarm, nonresidential	370,626	-	157,905	528,531	89,694,318	90,222,849	-
Commercial and industrial	-	-	130,880	130,880	54,166,057	54,296,937	30,809
Consumer	143,866	33,549	-	177,415	4,229,840	4,407,255	-
Other loans	-	-	5,543	5,543	9,187,959	9,193,502	-
Total	$821,601	$190,291	$763,809	$1,775,701	$209,749,644	$211,525,345	$30,809
Percentage of total loans	0.39%	0.09%	0.36%	0.84%	99.16%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	-	212,908	469,481	682,389	86,941	769,330
Nonfarm, nonresidential	367,876	-	157,905	525,781	146,261	672,042
Commercial and industrial	-	-	100,071	100,071	-	100,071
Consumer	-	-	-	-	-	-
Other loans	-	-	5,543	5,543	-	5,543
	$367,876	$212,908	$733,000	$1,313,784	$233,202	$1,546,986

December 31, 2015
Construction and development	$-	$-	$-	$-	$9,669,380	$9,669,380	$-
1-4 family residential	412,158	395,682	277,572	1,085,412	42,745,277	43,830,689	-
Nonfarm, nonresidential	487,300	120,590	320,924	928,814	81,666,822	82,595,636	3,502
Commercial and industrial	72,259	748,958	193,165	1,014,382	50,916,488	51,930,870	7,866
Consumer	62,137	72,140	27,242	161,519	4,370,660	4,532,179	26,120
Other loans	-	11,085	-	11,085	8,797,544	8,808,629	-
Total	$1,033,854	$1,348,455	$818,903	$3,201,212	$198,166,171	$201,367,383	$37,488
Percentage of total loans	0.51%	0.67%	0.41%	1.59%	98.41%	100.00%

Non-accruals included above
Construction and development	$-	$-	$-	$-	$-	$-
1-4 family residential	-	-	277,572	277,572	248,468	526,040
Nonfarm, nonresidential	62,070	49,503	317,421	428,994	51,445	480,439
Commercial and industrial	-	-	185,300	185,300	-	185,300
Consumer	-	-	1,122	1,122	-	1,122
Other loans	-	-	-	-	-	-
	$62,070	$49,503	$781,415	$892,988	$299,913	$1,192,901

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

Loans by credit quality indicator are provided in the following table.

	Total	Pass Credits	Special Mention	Substandard	Doubtful

June 30, 2016

Construction and development	$9,334,109	$9,334,109	$-	$-	$-
1-4 family residential	44,070,693	43,077,665	777,446	215,582	-
Nonfarm, nonresidential	90,222,849	88,711,073	1,143,900	367,876	-
Commercial and industrial	54,296,937	52,229,418	2,064,823	2,696	-
Consumer	4,407,255	4,397,435	9,820	-	-
Other loans	9,193,502	9,187,959	-	5,543	-
	$211,525,345	$206,937,659	$3,995,989	$591,697	$-

Percentage of total loans	100.0%	97.8%	1.9%	0.3%	-%

Guaranteed portion of loans

Construction and development	$86,922	$86,922	$-	$-	$-
1-4 family residential	546,125	378,604	-	167,521	-
Nonfarm, nonresidential	36,449,869	36,342,990	106,879	-	-
Commercial and industrial	11,311,543	10,773,095	537,100	1,348	-
Consumer	-	-	-	-	-
Other loans	698,732	695,961	-	2,771	-
	$49,093,191	$48,277,572	$643,979	$171,640	$-

	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2015

Construction and development	$9,669,380	$9,669,380	$-	$-	$-
1-4 family residential	43,830,689	43,240,136	590,553	-	-
Nonfarm, nonresidential	82,595,636	81,511,272	1,084,364	-	-
Commercial and industrial	51,930,870	50,362,579	1,568,291	-	-
Consumer	4,532,179	4,525,777	6,402	-	-
Other loans	8,808,629	8,797,544	11,085	-	-
	$201,367,383	$198,106,688	$3,260,695	$-	$-

	100.0%	98.4%	1.6%	-%	-%

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ALLOWANCE FOR LOAN LOSSES, CONTINUED

	Total	Pass Credits	Special Mention	Substandard	Doubtful

Guaranteed portion of loans

Construction and development	$88,754	$88,754	$-	$-	$-
1-4 family residential	642,150	433,306	208,844	-	-
Nonfarm, nonresidential	36,610,890	36,250,939	359,951	-	-
Commercial and industrial	11,674,243	11,555,133	119,110	-	-
Consumer	-	-	-	-	-
Other loans	713,210	707,667	5,543	-	-
	$49,729,247	$49,035,799	$693,448	$-	$-

NOTE 7.	TROUBLED DEBT RESTRUCTURINGS

For the three and six months ended June 30, 2016, the following table presents loans modified during the period that were considered to be troubled debt restructurings. For the three and six months ended June 30, 2015, no loans were modified that were considered to be troubled debt restructurings.

	For the three months ended June 30, 2016			For the six months ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and development	-	$-	$-	-	$-	$-
1-4 Family residential	1	137,472	137,472	1	137,472	137,472
Nonfarm, nonresidential	-	-	-	-	-	-
Commercial and industrial	2	41,435	41,435	2	41,435	41,435

During the three months ended June 30, 2016 and 2015, no loans that had previously been restructured were in default.

During the three months ended June 30, 2016, the Bank modified three loans that were considered to be troubled debt restructurings. The terms for these loans were extended. One loan was renewed while interest was not paid current

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting the loan grades of such loans, which figure into the environmental factors associated with the allowance. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on restructured loans evaluated individually.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral and discounted cash flows. In accordance with the Fair Value and Measurement Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
June 30, 2016	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$4,003	$-	$4,003	$-
Mortgage-backed securities	17	-	17	-
Corporate bonds	300	-	-	300
Total assets at fair value	$4,320	$-	$4,020	$300

(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3
Government-sponsored enterprises	$4,491	$-	$4,491	$-
Mortgage-backed securities	21	-	21	-
Corporate bonds	300	-	-	300
Equities and mutual funds	529	529	-	-
Total assets at fair value	$5,341	$529	$4,512	$300

For the six months ended June 30, 2016 and 2015, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 3
	2016	2015
(in thousands)	Fair Value	Fair Value
Corporate Bonds – Available for Sale
Balance, January 1	$300	$255
Total unrealized gain (loss) included in income	-	-
Total unrealized gain (loss) included in other comprehensive income	-	30
Bonds called	-	-
Balance, June 30	$300	$285

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	FAIR VALUE, CONTINUED

There was no change in the fair value for the six months period ended June 30, 2016. The change in the fair value of corporate bond assets for the six month period ended June 30, 2015 was $30,000.

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

(in thousands)
June 30, 2016	Total	Level 1	Level 2	Level 3

Foreclosed assets	$203	$-	$-	$203
Servicing assets	335	-	-	335
Total assets at fair value	$538	$-	$-	$538

(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial and industrial	$548	$-	$-	$548
Foreclosed assets	384	-	-	384
Servicing assets	340	-	-	340
Total assets at fair value	$1,272	$-	$-	$1,272

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Financial Instruments – Assets
Loans, net	$207,918	$214,128	$-	$-	$214,128

Financial Instruments-Liabilities
Deposits	216,689	209,838	-	73,022	136,816
Long-Term Debt	1,750	1,750	-	-	1,818

December 31, 2015
Financial Instruments – Assets
Loans, net	$197,905	$203,047	-	-	$203,047

Financial Instruments-Liabilities
Deposits	212,688	205,778	-	74,693	131,085
Long-Term Debt	2,750	2,865	-	-	2,865

SURREY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	RECLASSIFICATION OF COMMON STOCK

On May 27, 2016, the Company held its Annual Meeting of Shareholders. A proposal to approve an amendment to the Company’s Articles of Incorporation was duly approved by the Company’s shareholders. Following shareholder approval, the Company filed Articles of Amendment to (i) create a new class of non-voting common stock, no par value per share, designated “Class A Common Stock”; and (ii) effect the “Reclassification” on May 27, 2016  of each share of Common Stock outstanding immediately prior to the reclassification which was owned by a shareholder of record who owned less than 300 shares of Common Stock, as Class A Common Stock, on the basis of one share of Class A Common Stock for each share of Common Stock so reclassified.

As an alternative to receiving shares of Class A Common Stock, shareholders holding less than 300 shares of Common Stock may elect to receive $12.75 per share for their shares of Common Stock.

Holders of Class A Common Stock will have the right to receive a premium of $0.03 per share with respect to any dividends paid to holders of Common Stock. Except as to voting rights and the dividend preference, shares of Class A Common Stock have the same preferences, limitations and relative rights as, share ratably with, and are identical in all respects to shares of Common Stock as to all matters.

As a consequence of the Reclassification the Company has fewer than 1,200 shareholders of record and intends to terminate the registration of its Common Stock under the Securities and Exchange Act of 1934, as amended, and become a non-reporting company. If that occurs, the Company will no longer file periodic reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K and quarterly reports on Form 10-Q, and it will no longer be subject to the SEC’s proxy rules.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion, analysis and related financial information are presented to explain the significant factors which affected Surrey Bancorp's financial condition and results of operations for the three months ended June 30, 2016 and 2015. This discussion should be read in conjunction with the financial statements and related notes contained within this report.

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

Net income available for common stockholders for the three months ended June 30, 2016, was $1,093,091 or $0.27 per diluted share outstanding, compared to a $694,206 or $0.18 per diluted share outstanding, for the same period in 2015. Earnings for the three months ended June 30, 2016, are approximately 57.5% higher than for the same period in 2015. The increase in earnings results from an increase in net interest income and noninterest income.  Net interest income increased from $2,437,301 in the second quarter of 2015 to $2,744,970 in 2016. This increase is due to loan growth. Average loans outstanding increased 9.8% from the second quarter of 2015 to 2016, or approximately $18,741,000. The net interest margin increased from 4.10% to 4.65% from 2015 to 2016 due to a combination of higher assets yields and lower deposit costs. Asset yields increased from 4.59% in 2015 to 5.02% in 2016 primarily from a change in asset mix and a slight uptick in interest rates. Higher yielding loans made up 88.3% of average interest earning assets in the second quarter of 2016 as opposed to 80.2% in the second quarter of 2015. The cost of funds decreased from 0.54% in the second quarter of 2015 to 0.42% in the second quarter of 2016 as non-interest bearing deposits made up a higher percentage of average deposits.  The provision for loan losses increased from a provision of $70,298 in the second quarter of 2015 to a provision of $136,927 in the second quarter of 2016, a $66,629 increase. The provision increase is partially due to a decrease in loans carrying government guarantees. The guaranteed portion of loans decreased from $50,347,995, or 26.02% of gross loans at June 30, 2015 to $49,093,191, or 23.2% of gross loans at June 30, 2016. Unguaranteed loans represent the majority of the loan growth since June 30, 2015. The increased credit exposure contributed to the increased provision for loan losses.

Noninterest income increased from $625,015 in the second quarter of 2015 to $938,921 in 2016. The increase primarily results from the recording of $315,754 in tax exempt life insurance proceeds during the quarter ended June 30, 2016. Service charges in deposit accounts decreased from $208,321 in 2015 to $160,388 due to regulatory changes involving insufficient funds charges. Noninterest expenses increased 6.5% from $1,837,382 in the second quarter of 2015, to $1,956,297 in 2016. This increase was primarily due to an increase in salaries and employee benefits, which grew due to the opening of a new branch office and a loan production office in the second half of 2015.

Net income available for common stockholders for the six months ended June 30, 2016, was $1,824,818 or $0.46 per diluted share outstanding, compared to a $1,377,413 or $0.35 per diluted share outstanding, for the same period in 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Earnings for the six months ended June 30, 2016, are approximately 32.5% higher than for the same period in 2015. The increase in earnings results from an increase in net interest income and an increase in noninterest income. Net interest income increased from $4,860,077 in the first six months of 2015 to $5,440,371 in 2016. Most of this increase is due to loan growth. Average loans outstanding increased 9.1% from the first six months of 2015 to the same period in 2016, or approximately $17,420,000. The net interest margin increased from 4.14% to 4.62% from 2015 to 2016 due to higher asset yields and lower deposit costs. Asset yields increased from 4.64% in 2015 to 5.02% in 2016. The cost of funds decreased from 0.55% in the first six months of 2015 to 0.43% in 2016. The provision for loan losses increased from a recapture $43,496 in the second quarter of 2015 to a provision of $212,741 in 2016, a $256,237 increase. The provision increase is partially due to a decrease in loans carrying government guarantees. The guaranteed portion of loans decreased from $50,347,995, or 26.02% of gross loans at June 30, 2015 to $49,093,191, or 23.2% of gross loans at June 30, 2016. Unguaranteed loans represent the majority of the loan growth since June 30, 2015. The increased credit exposure contributed to the increased provision for loan losses. Noninterest income increased from $1,250,249 in the first six months of 2015 to $1,477,478 in 2016. . The increase results from the recording of tax exempt life insurance proceeds during the six months ended June 30, 2016. Noninterest expenses increased 1.1% from $3,870,050 in 2015, to $3,911,886 in 2016. This increase was due increases in salaries and benefits. Salaries and benefits increased 11.1% from 1,991,930 in 2015 to 2,213,729 in 2016 due to expansion. The increase in salaries and benefits was partially offset by the recoupment of certain legal fees associated with the collection of government guaranteed loans. Professional fees decreased from $248,005 in the first six months of 2015 to $53,387 during the same period in 2016.

On June 30, 2016, Surrey Bancorp's assets totaled $262,650,694 compared to $257,776,555 on December 31, 2015. Net loans were $207,918,096 compared to $197,904,895 on December 31, 2015. This net increase was the result of a $10,157,962 increase in loans, a $74,848 increase net deferred cost and a $219,609 net increase in the loan loss reserve. Commercial and nonfarm nonresidential loans account for the increase, with nonfarm, nonresidential loans representing most of the growth. Nonfarm, nonresidential loans increased $7,627,213 or 9.2% in the first six months of 2016 and commercial loans increased $2,366,067 or 4.6%. Overall gross loans increased 5.0%

Total deposits on June 30, 2016, were $216,689,033 compared to $212,687,961 at the end of 2015. This increase is attributable to an increase in noninterest-bearing demand deposits accounts, which increased from $54,619,375 at December 31, 2015 to $60,467,106 at June 30, 2016. Overall, noninterest-bearing and interest-bearing demand deposits increased 0.7% from 2015 totals, while savings deposits, including money market accounts, increased 3.4%. Certificates of deposit decreased 1.3% from December 31, 2015 totals.

Common stockholders’ equity increased by $1,828,788, or 4.73%, during the six months ended June 30, 2016. The increase is comprised of net income of $1,915,775 and adjustments to other comprehensive income of $28,970. Decreases included the declaration and accrual of preferred dividends of $90,957 and the cost of recapitalization of $25,000. The net increase resulted in a common stock book value of $10.32 per share, up from $9.80 on December 31, 2015.

The book value per common share is calculated by taking total stockholders’ equity, subtracting all preferred equity, and then dividing by the total number of common shares outstanding at the end of the reporting period.

Preferred stockholders’ equity remained the same during the period ended June 30, 2016.

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

Investments in available for sale securities of $4,319,809 consisted of Government-sponsored enterprise obligations with maturities ranging from 8 to 38 months, corporate bonds with maturities of 2.25 years, that reprice quarterly, GNMA adjustable rate mortgage securities, which adjust annually.

Loans

Net loans outstanding on June 30, 2016, were $207,918,096 compared to $197,904,895 on December 31, 2015. The Bank maintains a loan portfolio dominated by real estate and commercial loans diversified among various industries. Approximately 57.4% of the Bank's loans as of June 30, 2016, are fixed rate loans with 42.6% floating with the Bank's prime rate or other appropriate internal or external indices.

Deposits

Deposits on June 30, 2016, were $216,689,033, compared to $212,687,961 on December 31, 2015. The June total consists of a base of approximately 12,957 accounts compared to 12,768 accounts at December 31, 2015. Interest-bearing accounts represent 72.1% of June 30, 2016 period end deposits versus 74.3% at December 31, 2015.

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

	Ratio	Minimum Required For Capital Adequacy Purposes
June 30, 2016:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.81%	8.625%
Surrey Bank & Trust	19.49%	8.625%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	16.70%	5.125%
Surrey Bank & Trust	18.22%	5.125%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	18.55%	6.0%
Surrey Bank & Trust	18.22%	6.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	15.12%	4.0%
Surrey Bank & Trust	14.86%	4.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

December 31, 2015:
Total Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	20.88%	8.0%
Surrey Bank & Trust	20.52%	8.0%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	17.56%	4.5%
Surrey Bank & Trust	19.25%	4.5%
Tier I Capital
(to Risk-Weighted Assets)
Surrey Bancorp (Consolidated)	19.61%	6.0%
Surrey Bank & Trust	19.25%	6.0%
Tier I Capital
(to Average Assets)
Surrey Bancorp (Consolidated)	13.74%	4.0%
Surrey Bank & Trust	13.48%	4.0%

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

Nonperforming assets are detailed below.

	June 30, 2016	December 31, 2015

Nonaccrual loans	$1,546,986	$1,192,901
Loans past due 90 days and still accruing	30,809	37,488
Foreclosed assets	202,982	384,452
Total	$1,780,777	$1,614,841
Total assets	$262,650,694	$257,776,555

Ratio of nonperforming assets to total assets	0.68%	0.63%

At June 30, 2016, the Bank had loans totaling $1,546,986 in nonaccrual status. Nonaccrual loans totaling $233,202 were current at the end of June. The guaranteed portion of nonaccrual loans at June 30, 2016 is $292,315. Foreclosed assets at June 30, 2016 primarily consist of nonresidential properties. Loans that were considered impaired but were still accruing interest at June 30, 2016, including troubled debt restructurings, totaled $3,867,566. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. There were no specific reserves on impaired loans at June 30, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Nonaccrual and impaired loans still accruing are summarized below:

	June 30, 2016	December 31, 2015

Construction and development	$9,686	$11,061
1-4 family residential	1,231,595	1,149,257
Nonfarm, nonresidential	2,086,625	2,640,143
Commercial and industrial	2,081,104	2,268,676
Consumer	-	1,122
Other loans	5,543	11,085
Total impaired and nonaccrual	$5,414,553	$6,081,344
Guaranteed portion	$1,138,762	$1,575,318

At June 30, 2016, consumer loans totaling $220,836 are included above that were not individually evaluated for impairment in the determination of the allowance for loan loss reserve (See Note 6). These loans are primarily home equity loans collateralized by 1-4 family properties which are considered consumer loans. All of these loans were on nonaccrual at June 30, 2016.

The loan portfolio is dominated by real estate and commercial loans. The general composition of the loan portfolio is as follows:

	June 30, 2016		December 31, 2015
Construction and development	$9,334,109	4.41%	$9,669,380	4.80%
1-4 family residential	44,070,693	20.84%	43,830,689	21.77%
Multi-family	1,100,398	0.52%	1,155,535	0.57%
Farmland	6,648,149	3.15%	6,043,944	3.00%
Nonfarm, nonresidential	90,222,849	42.66%	82,595,636	41.02%
Total real estate	151,376,198	71.58%	143,295,184	71.16%

Agricultural	1,444,955	0.68%	1,609,150	0.80%
Commercial and industrial	54,296,937	25.67%	51,930,870	25.79%
Consumer	4,407,255	2.08%	4,532,179	2.25%
Total loans	$211,525,345	100.00%	$201,367,383	100.00%

The concentrations represented above do not, based on managements’ assessment, expose the Bank to any unusual concentration risk. Based on the Bank’s asset size, the concentrations that are above area peer group analysis are nonfarm nonresidential and commercial and industrial loans. Management recognizes the inherent risk associated with commercial real estate and commercial lending, including a borrower's actual results of operations not corresponding to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and increases in interest rates, etc.; depression of collateral values; and completion of projects within the original cost and time estimates. The Bank mitigates some of that risk by actively seeking government guarantees on these loans. Collectively, the Bank has approximately $61,658,572 in loans that carry government guarantees. The guaranteed portion of these loans amounts to $49,093,191 at June 30, 2016. Loan guarantees by loan class are below:

	June 30,	Guaranteed Portion
	2016	Amount	Percentage
Construction and development	$9,334,109	$86,922	0.93%
1-4 family residential	44,070,693	546,125	1.24%
Multi-family	1,100,398	2,771	0.25%
Farmland	6,648,149	695,961	10.47%
Nonfarm, nonresidential	90,222,849	36,449,869	40.40%
Total real estate	151,376,198	37,781,648	24.96%

Agricultural	1,444,955	-	-%
Commercial and industrial	54,296,937	11,311,543	20.83%
Consumer	4,407,255	-	-%
Total loans	$211,525,345	$49,093,191	23.21%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Loans in higher risk categories, such as non-owner occupied nonfarm, non-residential property and commercial real estate construction represent a smaller segment of our loan portfolio. Commercial construction loans included in construction and development loans amounted to $7,873,095, or 3.72% of total loans at June 30, 2016. Non-owner occupied nonfarm, non-residential properties included in nonfarm, non-residential loans above amounted to $22,467,437, or 10.62% of total loans at June 30, 2016.

The reserve for loan losses on June 30, 2016, was $3,846,517 or 1.82% of period end loans. This percentage is derived from total loans. Approximately $61,659,000 of total loans outstanding at June 30, 2016, are government guaranteed loans which carry guarantees ranging from 50% to 100% of the outstanding loan balance. When the guaranteed portion of the loans, for which the Bank has no credit exposure, is removed from the equation the loan loss reserve is approximately 2.37% of outstanding loans.  At December 31, 2015 the loan loss reserve percentage was 1.80% of total loans and 2.40% of loans net of government guarantees.

The level of reserve is established based upon management's evaluation of historical loss data and the effects of certain environmental factors on the loan portfolio. The historical loss portion of the reserve is computed using the average loss data from the past applied to its corresponding category of loans. However, historical losses only reflect a small portion of the Bank’s loan loss reserve. The environmental factors represent risk from external economic influences on the credit quality of the loan portfolio. These factors include the movement of interest rates, unemployment rates, past due and charge off trends, loan grading migrations, movement in collateral values and the Bank’s exposure to certain loan concentrations. Positive or negative movements in any of these factors have an effect on the credit quality of the loan portfolio. As a result, management continues to actively monitor the Bank's asset quality affected by these environmental factors.  The following table is a summary of loans past due at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	30-89 Days	90 Days Plus	30-89 Days	90 Days Plus

Construction and development	$-	$-	$-	$-
1-4 family residential	463,851	469,481	807,840	277,572
Nonfarm, non-residential	370,626	157,905	607,890	320,924
Commercial and industrial	-	130,880	821,217	193,165
Consumer	177,415	-	134,277	27,242
Other loans	-	5,543	11,085	-
	$1,011,892	$763,809	$2,382,309	$818,903
Non-accrual loans included above	$580,784	$733,000	$111,573	$781,415
Guaranteed portion	$18,258	$271,285	$348,362	$362,297

Ratio to total loans	0.48%	0.36%	1.18%	0.41%
Ratio to total loans, net of guarantees	0.61%	0.30%	1.34%	0.30%

Past due loans are reviewed weekly and collection efforts assessed to determine potential problems arising in the loan portfolio. Proactive monitoring of past due accounts allows management to anticipate trends within the portfolio and make appropriate adjustments to collection efforts and to the allowance for loan losses. Collectively, past dues decreased from December 31, 2015 to June 30, 2016. The largest decrease is in commercial loans which collectively decreased $883,501.

Net of loan guarantees, total past dues have decreased from $2,490,553 at December 31, 2015, to $1,486,157 at June 30, 2016, or 40.3%. Total past due loans at June 30, 2016 consist of forty-seven loans with an average balance of $37,781, compared to sixty-nine loans at December 31, 2015, with an average balance of $46,394. Loans over $250,000 delinquent at June 30, 2016 and December 31, 2015 amounted to $367,876 and $945,434, respectively. The June 2016 and December 2015 totals consist of one and two loans, respectively, one of which are the same. The guaranteed portion December 31, 2015 was $202,020. None of the loans at June 30, 2016 carried government guarantees.

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

At June 30, 2016, the liquidity position of the Company was excellent, in management’s opinion, with short-term liquid assets of $33,930,086 compared to $45,354,230 at December 31, 2015. To provide supplemental liquidity, the Bank has seven unsecured lines of credit with correspondent banks totaling $35,500,000. At June 30, 2016, there were no advances against these lines. Additionally, the Bank has a secured borrowing arrangement with the Federal Home Loan Bank (FHLB). The maximum credit available under this agreement approximates $9,443,000 of which $1,750,000 had been advanced at June 30, 2016.

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

Surrey Bancorp

Date: August 12, 2016	/s/ Edward C. Ashby, III

Edward C. Ashby, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2016	/s/ Mark H. Towe

Mark H. Towe
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)